Form 10-Q
period 2011-06-30
Carroll Bancorp, Inc.
filed 2011-09-26
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-54422

CARROLL BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	27-5463184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1321 Liberty Road, Sykesville, Maryland 21784

(Address of principal executive offices) (Zip Code)

(410) 795-1900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

no shares of common stock outstanding at September 26, 2011

Explanatory Note

Carroll Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on August 12, 2011. The Form S-1 includes financial statements for the interim period ended March 31, 2011. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first quarter subsequent to the quarter reported upon the Form S-1.

The Company was incorporated in February, 2011 by Carroll Community Bank, Sykesville, Maryland (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from a mutual to stock form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating entity and, therefore, the information presented in this report is the accounts only of the Bank.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc.

Consolidated Statements of Financial Condition

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$934,924	$786,990
Interest-bearing deposits with depository institutions	6,103,552	9,042,193
Federal funds sold	1,260,000	1,258,000

Cash and cash equivalents	8,298,476	11,087,183
Securities available for sale, at fair value	19,751,712	17,918,952
Securities held to maturity (fair value 2011 $803,846, 2010 $776,130)	807,604	808,351
Loans, net of allowance for loan losses - 2011 $579,000 2010 $675,000	60,637,936	60,909,115
Accrued interest receivable	275,854	251,177
Other equity securities, at cost	537,096	464,000
Bank-owned life insurance	1,439,853	1,413,347
Premises and equipment, net	1,489,081	1,514,298
Foreclosed assets, net	826,300	190,000
Other assets	1,042,471	1,033,366

Total Assets	$95,106,383	$95,589,789

Liabilities and Equity
Liabilities:
Deposits
Noninterest-bearing	$2,437,493	$1,383,246
Interest-bearing	81,673,336	83,383,411

Total deposits	84,110,829	84,766,657
Advances from the Federal Home Loan Bank	5,000,000	5,000,000
Other liabilities	75,329	45,991

Total liabilities	89,186,158	89,812,648

Equity:
Retained earnings	5,793,132	5,747,842
Accumulated other comprehensive income	127,093	29,299

Total equity	5,920,225	5,777,141

Total Liabilities and Equity	$95,106,383	$95,589,789

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans	$840,503	$846,236	$1,697,296	$1,640,559
Securities available for sale	114,363	110,827	200,383	223,769
Securities held to maturity	4,810	—	9,617	—
Interest-bearing deposits	9,709	18,097	20,550	36,772
Federal funds sold	223	1,110	1,442	2,329

Total interest income	969,608	976,270	1,929,288	1,903,429
Interest expense:
Interest on deposits	284,605	370,358	583,342	746,884
Interest on long-term borrowings	28,943	28,943	57,568	57,568

Total interest expense	313,548	399,301	640,910	804,452

Net Interest Income	656,060	576,969	1,288,378	1,098,977
Provision for loan losses	3,000	11,001	3,253	126,751

Net interest income after provision for loan losses	653,060	565,968	1,285,125	972,226

Non-interest income:
Gain on sale of securities available for sale	28,385	—	68,025	73,270
Gain on loans held for sale	—	—	2,090	—
Increase in cash surrender value - life insurance	13,319	14,332	26,506	28,348
Service charges on deposit accounts	15,078	9,560	30,108	18,343
Loan fee income	7,988	14,680	15,225	27,632
Other income	2,508	1,916	4,925	3,180

Total non-interest income	67,278	40,488	146,879	150,773
Non-interest expense:
Salaries and employee benefits	332,848	316,198	647,481	608,374
Premises and equipment	81,827	48,975	156,492	98,078
Data processing	76,103	55,584	150,513	110,958
Professional fees	56,300	77,955	107,468	120,361
FDIC insurance	16,072	35,029	56,511	71,510
Directors’ fees	22,776	23,375	54,652	43,091
Corporate insurance	12,232	13,029	25,054	27,913
Printing and office supplies	10,575	8,754	26,255	21,649
Other operating expenses	81,665	61,567	150,053	136,583

Total non-interest expenses	690,398	640,466	1,374,479	1,238,517

Income (loss) before income tax expense	29,940	(34,010)	57,525	(115,518)
Income tax expense (benefit)	6,504	(19,068)	12,235	(56,748)

Net income (loss)	$23,436	$(14,942)	$45,290	$(58,770)

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc.

Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at January 1, 2011	$5,747,842	$29,299	$5,777,141
Comprehensive income:
Net income	45,290		45,290
Unrealized gain on securities available for sale, net of taxes of $65,196 and net of reclassification adjustment		97,794	97,794

Total comprehensive income:			143,084

Balance at June 30, 2011	$5,793,132	$127,093	$5,920,225

Balance at January 1, 2010	$5,883,512	$129,516	$6,013,028
Comprehensive income (loss):
Net loss	(58,770)		(58,770)
Unrealized gain on securities available for sale, net of taxes of $46,708 and net of reclassification adjustment		70,062	70,062

Total comprehensive income:			11,292

Balance at June 30, 2010	$5,824,742	$199,578	$6,024,320

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$45,290	$(58,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of securities available for sale	(68,025)	(73,270)
Gain on sale of loans held for sale	(2,090)	—
Originations of loans held for sale	(219,000)	—
Proceeds from sale of loans held for sale	221,090	—
Amortization and accretion of securities	171,314	109,944
Amortization of deferred loan fees	996	(9,455)
Provision for loan losses	3,253	126,751
Depreciation of premises and equipment	73,144	33,161
Increase in cash surrender value of bank-owned life insurance	(26,506)	(28,347)
Increase in accrued interest receivable	(24,677)	(60,304)
Decrease in deferred income tax receivable	8,968	—
(Increase) decrease in other assets	(83,269)	50,542
Increase (decrease) in other liabilities	29,338	(28,267)

Net cash provided by operating activities	129,826	61,985
Cash flows from investing activities:
Purchase of securities available for sale	(10,335,252)	(7,734,561)
Proceeds from sales and redemptions of securities available for sale	6,196,525	3,727,035
Principal collected on securities available for sale	2,366,414	1,914,946
Increase in loans	(369,370)	(6,393,806)
Redemption of other equity securities	10,500	—
Purchase of other equity securities	(83,596)	—
Purchase of premises and equipment	(47,926)	(100,913)

Net cash used in by investing activities	(2,262,705)	(8,587,299)
Cash flows from financing activities:
(Decrease) increase in deposits	(655,828)	1,976,761

Net cash (used in) provided by financing activities	(655,828)	1,976,761

Net decrease in cash and cash equivalents	(2,788,707)	(6,548,553)
Cash and cash equivalents, beginning balance	11,087,183	18,674,384

Cash and cash equivalents, ending balance	$8,298,476	$12,125,831

Supplemental disclosure of cash flow information:
Interest paid	$642,541	$808,736
Income taxes paid	$—	$8,477

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$636,300	$—

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

Carroll Bancorp, Inc. (the “Company”) was incorporated on February 18, 2011 as the proposed holding company for Carroll Community Bank (the “Bank”) in conjunction with the Bank’s plan of conversion from a mutual to stock form of ownership (see Note 2). The Company has no assets at June 30, 2011. The interim financial statement presented in this report includes only the interim financial information of the Bank.

The accompanying statements of financial condition at December 31, 2010, which has been derived from audited financial statements and unaudited interim financial statements, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United Sates for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the financial position and results of operations for the periods presented have been included. The operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For further information, refer to the Bank’s annual audited financial statements and the accompanying notes for the year ended December 31, 2010 included in the Company’s final prospectus dated August 12, 2011, as filed with the SEC pursuant to Rule 424 under the Securities Act of 1933 on August 24, 2011 (the “Final Prospectus”).

Nature of Operations

Carroll Community Bank (formerly Sykesville Federal Savings Association) is headquartered in Sykesville, Maryland. The Bank is a community-oriented financial institution providing financial services to individuals, families and businesses through two banking offices located in Sykesville and Westminster, Maryland. The Bank is subject to the regulation, examination and supervision by the State of Maryland Department of Licensing and Regulation and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. On July 1, 2010 the Bank converted to a state-chartered mutual savings bank from a federal thrift charter. At the same time, the Bank changed its name to better reflect its demographic presence.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has included the required disclosures in its financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending at December 31, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning after December 31, 2010. The Company has included the required disclosures in its financial statements.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is A Troubled Debt Restructuring”. The ASU provides additional guidance to creditors in determining what constitutes a troubled debt restructuring. The ASU also amends ASU 2010-20 to defer the disclosure of troubled debt restructurings to coincide with the effective date of this ASU. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011 for public entities and interim and annual periods ending on or after December 15, 2012 for nonpublic entities. The release will not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports with their first quarterly report for fiscal periods ending on or after June 15, 2011. The release will not have a material impact on the Company’s consolidated financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2. Plan of Conversion and Change in Corporate Form

On February 28, 2011, the Bank’s Board of Directors approved a plan (the “Plan”) pursuant to which the Bank will convert from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization, subject to approval by the Bank’s members. The Plan, which includes formation of a holding company to own all of the outstanding capital stock of the Bank, is subject to final approval by the Maryland Commissioner of Financial Regulation and final non-objection by the FDIC and includes the filing of a registration statement with the SEC.

The cost of conversion and issuing and selling the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. At June 30, 2011, the Bank had incurred $122,000 in conversion costs.

The Plan calls for the common stock of the holding company to be offered to various parties in a subscription offering at a price based on an independent appraisal of the Bank. It is anticipated that any shares not purchased in the subscription offering will be offered in a community offering.

Note 3. Supplemental Disclosure for Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of June 30, 2011, per share earnings data is not meaningful for this quarter or prior comparative periods and therefore is not presented.

Note 4. Securities

The amortized cost and estimated market value of securities available for sale and held to maturity at June 30, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Securities available for sale:
U.S Government agency	$750,150	$—	$(3,255)	$746,895
Residential mortgage-backed securities	18,789,741	215,076	—	19,004,817

	$19,539,891	$215,076	$(3,255)	$19,751,712

Securities held to maturity:

Municipal bonds	$807,604	$301	$(4,060)	$803,845

December 31, 2010
Securities available for sale
U.S Government agency	$2,472,116	$304	$(25,342)	$2,447,078
Residential mortgage-backed securities	15,398,004	96,732	(22,862)	15,471,874

	$17,870,120	$97,036	$(48,204)	$17,918,952

Securities held to maturity

Municipal bonds	$808,351	$—	$(32,221)	$776,130

The Bank had no private label residential mortgage-backed securities at June 30, 2011 and December 31, 2010 or during the six months or year then ended, respectively.

The amortized cost and estimated market value of securities at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$482,680	$489,817	$—	$—
Over 1 year through 5 years	750,150	746,895	317,011	317,312
After 5 years through 10 years	10,389,947	10,518,069	490,593	486,533
Over 10 years	7,917,114	7,996,931	—	—

	$19,539,891	$19,751,712	$807,604	$803,845

	December 31, 2010
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$814,248	$822,241	$—	$—
Over 1 year through 5 years	2,164,607	2,168,897	317,304	306,980
After 5 years through 10 years	8,806,941	8,801,373	491,047	469,150
Over 10 years	6,084,324	6,126,441	—	—

	$17,870,120	$17,918,952	$808,351	$776,130

The Bank recognized gross realized gains of $68,025 and $73,270 on securities available for sale for the six months ended June 30, 2011 and 2010, respectively.

Securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$746,895	$3,255	$—	$—	$746,895	$3,255
Residential mortgage-backed securities	—	—	—	—	—	—

	$746,895	$3,255	$—	$—	$746,895	$3,255

Securities held to maturity:
Municipal bonds	$486,534	$4,060	$—	$—	$486,534	$4,060

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$1,445,317	$25,343	$—	$—	$1,445,317	$25,343
Residential mortgage-backed securities	7,027,118	22,861	—	—	7,049,979	22,861

	$8,472,435	$48,204	$—	$—	$8,495,296	$48,204

Securities held to maturity:
Municipal bonds	$776,130	$32,221	$—	$—	$776,130	$32,221

Note 5. Credit Quality of Loans and Allowance for Loan Losses

Company policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

The Company maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets is subject to review by the Maryland Commissioner of Financial Regulation and the FDIC. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Loans at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011		December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total

Residential owner occupied - first lien	$39,143,373	63.9%	$40,849,645	66.3%
Residential owner occupied - junior lien	4,075,143	6.7%	3,891,565	6.3%
Residential non-owner occupied (investor)	8,647,353	14.1%	9,832,946	16.0%
Commercial owner occupied	3,203,272	5.2%	2,373,067	3.9%
Other commercial loans	5,982,914	9.8%	4,469,043	7.3%
Consumer loans	215,072	0.4%	211,676	0.3%

	61,267,127	100.0%	61,627,942	100.0%

Net deferred fees and in process accounts	(50,191)		(43,827)
Allowance for loan losses	(579,000)		(675,000)

	$60,637,936		$60,909,115

The Company provides for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

1)	specific allowances are established for loans classified as substandard or doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

The allowance for loan losses is maintained at a level to provide for losses that are probable and can be reasonably estimated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all loans secured by real estate by the fair value of the collateral if the loan is collateral dependent.

The Bank’s charge-off policy states after all collection efforts have been exhausted, the loan is deemed to be a loss and the loss amount has been determined, the loss amount will be charged to the established allowance for loan losses. Loans secured by real estate, either residential or commercial, are evaluated for loss potential at the 60 day past due threshold. At 90 days past due the loan is placed on nonaccrual status and a specific reserve is established if the net realizable value in less than the principal value of the loan balance(s). Once the actual loss value has been determined, a charge-off to the allowance for loan losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss. Unsecured loans are charged-off to the allowance for loan losses at the 90 day past due threshold or when an actual loss has been determined whichever is earlier.

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in the levels of concentration of credit;

•	changes in the number and amount of non-accrual loans, classified loans, past due loans and troubled debt restructurings and other loan modifications;

•	changes in national, state and local economic trends and business conditions;

•	changes in the types of loans in the loan portfolio and the size of the overall portfolio;

•	changes in the experience, ability and depth of lending personnel;

•	changes in external factors such as competition and legal and regulatory oversight;

•	changes in the quality of the loan review system and the degree of Board oversight;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Commercial real estate loans generally have greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Therefore, we expect that the percentage of the allowance for loan losses as a percentage of the loan portfolio will increase going forward as we increase our focus on the origination of commercial real estate loans.

The following tables set forth as of the end of each reporting period, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	For the Six Months Ended June 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Allowance for loan losses:
Beginning balance	$347,647	$25,711	$102,990	$24,247
Charge-offs	57,000	—	42,253	—
Recoveries	—	—	—	—
Provision	(54,377)	(10,633)	15,565	8,134

Ending Balance	$236,270	$15,078	$76,302	$32,381

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$236,270	$15,078	$76,302	$32,381

Loans:
Ending balance	$39,143,373	$4,075,143	$8,647,353	$3,203,272

Ending balance: individually evaluated for impairment	$778,941	$—	$—	$—

Ending balance: collectively evaluated for impairment	$38,364,432	$4,075,143	$8,647,353	$3,203,272

	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$174,405	$—	$—	$675,000
Charge-offs	—	—	—	99,253
Recoveries	—	—	—	—
Provision	14,564	—	30,000	3,253

Ending Balance	$188,969	$—	$30,000	$579,000

Ending balance: individually evaluated for impairment	$130,917	$—	$—	$130,917

Ending balance: collectively evaluated for impairment	$58,052	$—	$30,000	$448,083

Loans:
Ending balance	$5,982,914	$215,072		$61,267,127

Ending balance: individually evaluated for impairment	$624,917	$—		$1,403,858

Ending balance: collectively evaluated for impairment	$5,357,997	$215,072		$59,863,269

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Pass	$37,893,050	$4,075,143	$8,647,353	$3,203,272
Special Mention	471,382	—	—	—
Substandard	778,941	—	—	—
Doubtful	—	—	—	—

Total	$39,143,373	$4,075,143	$8,647,353	$3,203,272

	Other commercial loans	Consumer loans	Total
Pass	$5,357,997	$215,072	$59,391,887
Special Mention	—	—	471,382
Substandard	624,917	—	1,403,858
Doubtful	—	—	—

Total	$5,982,914	$215,072	$61,267,127

	December 31, 2010
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Pass	$39,062,113	$3,790,490	$8,896,375	$2,166,564
Special Mention	127,001	101,075	258,018	206,503
Substandard	1,603,059	—	678,553	—
Doubtful	—	—	—	—

Total	$40,792,173	$3,891,565	$9,832,946	$2,373,067

	Other commercial loans	Consumer loans	Total
Pass	$3,892,146	$211,676	$58,019,364
Special Mention	—	—	692,597
Substandard	634,369	—	2,915,981
Doubtful	—	—	—

Total	$4,526,515	$211,676	$61,627,942

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as a “Pass” rating.

•	Pass (risk ratings 1-6) – risk ratings one to four are deemed “acceptable”. Risk rating five is “acceptable with care” and risk rating six is a “watch credit”.

•

Special mention (risk rating 7) - a special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•

Substandard (risk rating 8) - substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful (risk rating 9) - loans classified doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•

Loss (risk rating 10) - loans classified loss are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. Non-classified commercial loan relationships greater than $50,000 are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment and amount as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,775,856	$4,053,111	$8,647,353	$3,203,272	$5,357,997	$215,072	$59,252,661

30-59 days past due	267,271	22,032	—	—	—	—	289,303
60-89 days past due	321,305	—	—	—	—	—	321,305
Greater than 90 days past due	778,941	—	—	—	624,917	—	1,403,858

Total past due	1,367,517	22,032	—	—	624,917	—	2,014,466

Total	$39,143,373	$4,075,143	$8,647,353	$3,203,272	$5,982,914	$215,072	$61,267,127

	December 31, 2010
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,129,372	$3,790,490	$9,154,393	$2,350,120	$3,892,146	$211,676	$57,528,197
30-59 days past due	1,059,742	45,839	—	—	—	—	1,105,581
60-89 days past due	—	55,236	—	22,947	—	—	78,183
Greater than 90 days past due	1,603,059	—	678,553	—	634,369	—	2,915,981

Total past due	2,662,801	101,075	678,553	22,947	634,369	—	4,099,745

Total	$40,792,173	$3,891,565	$9,832,946	$2,373,067	$4,526,515	$211,676	$61,627,942

The following tables are a summary of impaired loans by class as of June 30, 2011 and December 31, 2010:

	At or For the Six Months Ended June 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$778,941	$—	$—	$—	$—	$—	$778,941
Unpaid Principal Balance	835,941	—	—	—	—	—	835,941
Average recorded investment	708,024	—	—	—	—	—	708,024
Interest income that would have been recognized	21,543	—	—	—	—	—	21,543
Interest income recognized (cash basis)	6,250	—	—	—	—	—	6,250
Interest income foregone	15,293	—	—	—	—	—	15,293

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$624,917	$—	$624,917
Unpaid Principal Balance	—	—	—	—	624,917	—	624,917
Related Allowance	—	—	—	—	130,917	—	130,917
Average recorded investment	493,877	—	226,184	—	630,259	—	1,350,320
Interest income that would have been recognized	16,091	—	4,389	—	26,356	—	46,836
Interest income recognized (cash basis)	18,898	—	—	—	—	—	18,898
Interest income foregone	(2,807)	—	4,389	—	26,356	—	27,938

Total
Recorded Investment	$778,941	$—	$—	$—	$624,917	$—	$1,403,858
Unpaid Principal Balance	835,941	—	—	—	624,917	—	1,460,858
Related Allowance	—	—	—	—	130,917	—	130,917
Average recorded investment	1,201,901	—	226,184	—	630,259	—	2,058,344
Interest income that would have been recognized	37,634	—	4,389	—	26,356	—	68,379
Interest income recognized (cash basis)	25,148	—	—	—	—	—	25,148
Interest income foregone	12,486	—	4,389	—	26,356	—	43,231

	At or For the Year Ended December 31, 2010
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$771,299	$—	$—	$—	$342,316	$—	$1,113,615
Unpaid Principal Balance	771,299	—	—	—	342,316	—	1,113,615
Average recorded investment	1,001,347	152,399	200,325	—	323,069	—	1,677,139
Interest income that would have been recognized	59,655	24,425	9,842	—	25,240	—	119,162
Interest income recognized	13,788	33,203	14,007	—	13,947	—	74,945
Interest income foregone	45,867	(8,778)	(4,165)	—	11,293	—	44,217

With an allowance recorded:
Recorded Investment	$831,760	$—	$678,553	$—	$292,053	$—	$1,802,366
Unpaid Principal Balance	831,760	—	678,553	—	292,053	—	1,802,366
Related Allowance	116,108	—	69,405	—	127,869	—	313,382
Average recorded investment	664,426	27,889	676,869	—	64,327	—	1,433,511
Interest income that would have been recognized	78,289	104	42,473	—	18,097	—	138,963
Interest income recognized	39,235	—	—	—	9,060	—	48,295
Interest income foregone	39,054	104	42,473	—	9,037	—	90,668

Total
Recorded Investment	$1,603,059	$—	$678,553	$—	$634,369	$—	$2,915,981
Unpaid Principal Balance	1,603,059	—	678,553	—	634,369	—	2,915,981
Related Allowance	116,108	—	69,405	—	127,869	—	313,382
Average recorded investment	1,665,773	180,288	877,194	—	387,395	—	3,110,650
Interest income that would have been recognized	137,944	24,529	52,315	—	43,337	—	258,125
Interest income recognized	53,023	33,203	14,007	—	23,007	—	123,240
Interest income foregone	84,921	(8,674)	38,308	—	20,330	—	134,885

The following table is a summary of the recorded investment in nonaccrual loans as of the dates indicated:

	June 30, 2011	December 31, 2010

Nonaccrual loans with a valuation allowance	$624,917	$1,802,366
Nonaccrual loans without a valuation allowance	778,941	1,113,615

Total nonaccrual loans	$1,403,858	$2,915,981

Allowance for loan loss related to nonaccrual loans	$130,917	$313,382

For the six months ended June 30, 2011, two loans were modified with aggregate balances of $231,000 and neither was classified as a troubled debt restructure. During 2010 a total of ten loans with balances of $2.0 million were modified, of which three loans with balances of $991,000 were classified as a troubled debt restructure. For modified loans not classified as a troubled debt restructure, the interest rate was lowered due to the lower rate environment in order to maintain the customer lending relationship. The troubled debt restructure loans were modified due to the borrower’s financial difficulties. In each case the interest rate was lowered to a current market rate and all past due interest and fees were capitalized as part of the new loan balance. Troubled debt restructures are treated as nonaccrual loans until the borrower has made at least six consecutive payments based on the contractual terms of their new loan. Interest collected during the nonaccrual period is recognized as interest income on a cash basis.

At June 30, 2011, we had one troubled debt restructured residential real estate loan with aggregate principle due of $262,000 in nonaccrual status of which $57,000 was charged-off lowering our recorded investment to $205,000 and six troubled debt restructured residential real estate loans with an aggregate balance of $1.8 million in performing status. At December 31, 2010, we had three troubled debt restructured residential real estate loans with aggregate outstanding balances of $832,000 in nonaccrual status and four troubled debt restructured residential loans with an aggregate balance of $1.2 million in performing status.

Note 6. Deposits

Deposit product segment balances are as follows:

	At June 30, 2011		At December 31, 2010
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking accounts	$2,437,494	2.9%	$1,383,246	1.6%
Interest-bearing checking accounts	2,817,602	3.3%	2,718,530	3.2%
Savings accounts	1,862,816	2.2%	1,645,000	1.9%
Premium savings accounts	24,202,910	28.8%	24,052,826	28.4%
Money market accounts	3,349,133	4.0%	2,131,696	2.5%
IRA accounts, non-certificate	12,807,605	15.2%	13,385,126	15.8%
Certificates of deposit	36,633,269	43.6%	39,450,233	46.5%

	$84,110,829	100.0%	$84,766,657	100.0%

Certificates of deposit scheduled maturities are as follows:

	June 30,	December 31,
Period to Maturity:	2011	2010
Less Than or Equal to One Year	$13,911,608	$16,903,013
More Than One to Two Years	13,865,301	8,022,709
More Than Two to Three Years	6,243,515	10,967,795
More Than Three to Four Years	749,295	1,745,076
More Than Four to Five Years	1,863,550	1,811,640

	$36,633,269	$39,450,233

Note 7. Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments” which provides guidance on the fair value option for financial assets and liabilities. This guidance permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment. Subsequent changes must be recorded in earnings.

Simultaneously with the adoption of ASC 825, the Bank adopted ASC 820, Fair Value Measurements, effective January 1, 2008. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below.

Level 1	Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by ASC 820, the Bank does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified within Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisal by qualified licensed appraisers hired by the Company. The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Bank records the foreclosed asset as nonrecurring Level 3.

The following table presents a summary of financial assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2011
Securities available for sale	$19,751,712	$—	$19,751,712	$—

December 31, 2010
Securities available for sale	$17,918,952	$—	$17,918,952	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2011
Impaired loans	$1,403,858	$—	$—	$1,403,858
Foreclosed real estate	826,300			826,300

December 31, 2010
Impaired loans	$2,915,981	$—	$—	$2,915,981
Foreclosed real estate	190,000			190,000

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2010	$3,376,318	$60,000
Total realized and unrealized gains and (losses):
Included in net income	(347,341)	(18,544)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(790,589)	(53,956)
Transfers in and/or out of Level 3	677,593	202,500

Balance, December 31, 2010	$2,915,981	$190,000
Total realized and unrealized gains and (losses):
Included in net income (unaudited)	(99,253)	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(206,918)	—
Transfers in and/or out of Level 3 (unaudited)	(1,205,952)	636,300

Balance, June 30, 2011 (unaudited)	$1,403,858	$826,300

The methods and assumptions used to estimate the fair values, including items in the above tables, are included in the disclosures that follow.

Cash and Cash Equivalents (Carried at Cost). The carrying amounts of cash and cash equivalents approximate fair value.

Securities Available for Sale (Carried at Fair Value). Where quoted prices are available in an active market, securities available for sale are classified within Level 1 of the valuation hierarchy. Level 1 would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, securities available for sale are classified within level 2 and fair value values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Other Equity Securities (Carried at Cost). The carrying amount of Federal Home Loan Bank and correspondent bank stock approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (Carried at Cost). The fair values of loans are estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value). Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured at an observable market price (if available), or at fair value of the loan’s collateral (if the loan is collateral dependent). When the loan is dependent on collateral, fair value of collateral is determined by appraisal or independent valuation, which is then adjusted for the related cost to sell. Impaired loans allocated to the allowance for loan losses are measured at the lower of cost or fair value on a nonrecurring basis.

Foreclosed Assets (Carried at Lower of Cost or Fair Value Less Estimated Selling Costs). Fair values of foreclosed assets are measured at fair value less cost to sell. The valuation of the fair value measurement follows GAAP. Foreclosed assets are measured on a nonrecurring basis.

Deposit Liabilities (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities.

Federal Home Loan Bank Advances (Carried at Cost). Fair values of FHLB advances are estimated using discounted cash flows analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Accrued Interest Receivable and Payable (Carried at Cost). The carrying amounts of accrued interest approximate fair value.

Off- Balance Sheet Credit-Related Instruments (Disclosures at Cost). Fair values for off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$8,298,476	$8,298,476	$11,087,183	$11,087,183
Securities available for sale	19,751,712	19,751,712	17,918,952	17,918,952
Securities held to maturity	807,604	803,845	808,351	776,130
Loans receivable, net	60,637,936	62,050,000	60,909,115	62,203,000
Accrued interest receivable	275,854	275,854	251,177	251,177
Other equity securities	537,096	537,096	464,000	464,000

Financial liabilities:
Deposits	$84,110,829	$79,164,000	$84,766,657	$79,842,000
Federal Home Loan Bank advances	5,000,000	5,224,000	5,000,000	5,210,000

Off-balance sheet financial instruments	$—	$—	$—	$—

Note 8. Regulatory Capital Requirements

At June 30, 2011, the Bank met all of the capital adequacy requirements to which it is subject. The following table summarizes the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011
Tangible capital (to adjusted total assets)	$5,793	6.1%	$1,423	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	5,677	6.0%	3,796	4.0%	4,745	5.0%
Tier 1 capital (to risk-based assets)	5,677	12.0%	N/A	N/A	2,844	6.0%
Total risk-based capital (to risk-based assets)	6,256	13.2%	3,791	8.0%	4,740	10.0%

December 31, 2010
Tangible capital (to adjusted total assets)	$5,748	6.0%	$1,437	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	5,633	5.9%	3,819	4.0%	4,774	5.0%
Tier 1 capital (to risk-based assets)	5,633	12.4%	N/A	N/A	2,726	6.0%
Total risk-based capital (to risk-based assets)	6,202	13.6%	3,648	8.0%	4,553	10.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the matters discussed below include forward-looking statements within the meaning of the federal securities laws. Forward-looking statements often use words such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate”, “continue” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be materially different from those anticipated or estimated for the reasons discussed below and the reasons under the heading “Information Regarding Forward Looking Statements.”

Overview

Carroll Community Bank is a Maryland state-chartered mutual savings bank. The Bank’s board of directors adopted a plan of conversion in February 2011 pursuant to which the Bank will convert to a Maryland state-chartered commercial bank, a stock form of organization. In connection with the Plan, the Bank incorporated Carroll Bancorp, Inc. in February 2011 to serve as the holding company for the Bank. The Bank’s stockholders approved the plan of conversion at a special meeting on the Bank’s members held on September 21, 2011. Pursuant to the Plan, Carroll Bancorp is currently conducting a public offering of its common stock. Upon completion of the offering, which is expected to occur in October, 2011, Carroll Bancorp, Inc. will own 100% of the Bank’s outstanding shares of common stock, and all of the common stock of Carroll Bancorp, Inc. will be owned by purchasers in the offering. We must, however, comply with certain conditions set forth in the Certificate of Approval issued by the Maryland Office of the Commissioner of Financial Regulation and receive a letter of final non-objection from the FDIC after complying with the conditions set forth in its Letter of Intent Not to Object.

Historically, Carroll Community Bank has operated as a traditional community savings association. As such, our business consisted primarily of originating one-to four-family real estate loans secured by property in our market area and investing in mortgage-backed and U.S. Agency securities. Typically, one-to four-family loans involve a lower degree of risk and carry a lower yield than commercial real estate and business loans. At June 30, 2011, $51.7 million, or 84.4%, of our loan portfolio consisted of longer-term, one- to four-family residential real estate loans (including investor residential mortgage loans), of which $49.8 million, or 96.2%, were fixed rate loans and $1.9 million, or 3.8%, were adjustable rate loans. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we intend to increase our focus on the origination of commercial real estate loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans. Our loans are primarily funded by savings accounts and certificates of deposit.

The results of our operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for loan losses, non-interest income and non-interest expense. Our non-interest expense consists primarily of compensation and employee benefits, as well as office occupancy, deposit insurance and general administrative and data processing expenses. Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

During the three and six months ended June 30, 2011, our net interest income increased $79,000, or 13.7%, and $189,000, or17.2%, respectively, compared to the three and six months ended June 30, 2010, primarily as a result of lower interest paid on deposits during the 2011 periods. We had net income of $23,000 and $45,000, respectively, during the three and six months ended June 30, 2011 compared to net losses of $15,000 and $59,000 for the same periods in 2010, for increases of $38,000 and $104,000, respectively. These increases were primarily the result of growth in net interest income, and, particularly in the six-month period, a decrease in the provision for loan losses of $123,000, or 97.4%, partially offset by increases in non-interest expenses and income tax expense. Deposits decreased $656,000, or 0.8%, during the six months ended June 30, 2011. In addition, our net loan portfolio decreased $271,000 during the six months ended June 30, 2011 as a result of scheduled principal repayments, loan payoffs and foreclosures during the quarter, which was partially offset by loan originations during the six-month period.

Our nonperforming assets totaled $2.2 million, or 2.34% of total assets, at June 30, 2011, compared to $3.1 million, or 3.25% of total assets, at December 31, 2010 and $3.7 million, or 3.86% of total assets, at June 30, 2010. Of the $2.2 million of nonperforming assets at June 30, 2011, $1.8 million, or 82.3% of total nonperforming assets, are related to three customer relationships that we believe are adequately collateralized and reserved against. We had one loan totaling $321,000 delinquent at least 60 but less than 90 days at June 30, 2011 compared to $78,000 (two loans) and $75,000 (two loans) of such delinquencies at December 31, 2010 and June 30, 2010, respectively. Total nonperforming and past due loans however, decreased to $2.0 million at June 30, 2011 from $4.1 million at December 31, 2010 and $4.8 million at June 30, 2010. We provided $3,000 for loan losses for each of the three and six months ended June 30, 2011 compared to $11,000 and $127,000, respectively, for the three and six months ended June 30, 2010, as a result of a decrease in nonperforming loans and a lower level of required specific reserves during the three and six months ended June 30, 2011.

The recent recession and ongoing economic crisis has negatively affected the real estate market in our primary market areas. These declines have in turn negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market have also affected our ability to make loans in the commercial real estate context, although to a lesser extent. Of course, the downturn in the real estate market and the broader effect on the economy contributed to a higher level of nonperforming loans and charge-offs as borrowers were unable to pay their loans due to job loss or other economic factors, refinance their loans or sell the underlying property. In 2011, however, we have begun to see signs of market stability and we anticipate that as market conditions return to a more normal level, there will be increased mortgage loan opportunities.

The real estate downturn has not significantly affected our investment portfolio or any investment opportunities related to that portfolio, although our portfolio has been negatively impacted by declining interest rates.

We do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally are made to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). We also do not own any private label mortgage-backed securities.

We do not currently offer, nor do we currently have exposure to, acquisition, development and construction loans. We currently do not have any significant exposure to commercial real estate loans nor concentration issues regarding commercial real estate loans, although we intend to increase the amount of commercial real estate loans we originate and hold in our portfolio going forward.

At June 30, 2011 and December 31, 2010, all of our mortgage-backed securities have been issued and guaranteed by the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Government National Mortgage Association (Ginnie Mae) or U.S. government-sponsored agencies. These entities guarantee the payment of principal and interest on our mortgage-backed securities. The balance of our investment securities are issued either by U.S. government sponsored agencies or local municipalities.

Our Business Strategy

Highlights of our business strategy are as follows:

•

Maintaining capital at “well capitalized” levels. Our policy has always been and will continue to be to protect the safety and soundness of Carroll Community Bank through conservative credit and operational risk management, balance sheet strength, and safe and sound operations. As a result, our capital ratios are in excess of the “well capitalized” standards set by the FDIC. We have maintained and seek to maintain “well capitalized” levels of regulatory capital through balance sheet management and additions to capital from profits. The conversion and offering will further increase our capital levels and help allow us to maintain and exceed our “well capitalized” status.

•

Maintaining a Quality Loan Portfolio While Exercising Prudent Underwriting Standards. While the delinquencies in our loan portfolio increased during the current economic downturn, we continue to emphasize maintaining strong asset quality by following conservative underwriting criteria, diligently applying our collection efforts, and originating loans secured primarily by real estate. We will continue to focus on asset quality as we seek to expand our commercial lending activities. The increase in our delinquencies was primarily due to the effects of weakened economic conditions on our borrowers. To address increased problem assets, we have placed more attention and resources on loan workouts and, in certain cases, have modified loans with delinquent borrowers. We attribute our recent low level of net-charge-offs and lower level of nonperforming and past due loans, noted above, in part, to these workout efforts. Our net charge offs were 0.33% and 0.57% of our average loans outstanding for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. Finally, we annually engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans.

•	Improve Our Earnings and Diversify Our Loan Portfolio. We continue to seek ways of increasing our net interest income, net interest margin and other sources of non-interest income.

•

Emphasizing Origination of Commercial Real Estate Loans. Commercial real estate loans are attractive because they generally provide us with higher yields and less interest rate risk because they typically have adjustable rates of interest and/or shorter terms to maturity in comparison to traditional single-family residential mortgage loans. We intend to emphasize growth in our commercial real estate lending in a manner consistent with our loan underwriting policies and procedures while recognizing the increased risk inherent in commercial real estate loans.

•

Expanding Commercial Banking Operations. We hired an experienced commercial loan officer in October 2010 and an additional commercial loan officer in April 2011 to facilitate our loan origination efforts on local real estate investors, builders and other area businesses to capitalize on our commercial banking experience and to further penetrate the markets we serve. As a community-based bank, we believe that we offer high quality customer service by combining locally based management for fast decisions on loan applications and approvals with customized deposit services that are attractive to small and medium sized businesses.

•

Controlling Non-interest Expense. We monitor our expense ratios closely and strive to improve our efficiency ratio through expense control. Our largest non-interest expense is compensation. We work to limit growth of compensation expense by controlling increases in the number of employees to those needed to support our growth and by maximizing the use of technology to increase efficiency. However, we anticipate that our non-interest expense will increase going forward as a result of the increased costs associated with managing a public company, increased compensation expenses associated with the purchases of shares of common stock by our employee stock ownership plan, and the adoption of one or more stock-based benefit plans, if approved by our stockholders.

•

Offering Additional Products and Services. We intend to utilize technology to increase productivity and provide additional products and services, including but not limited to merchant services, online bill payment, ACH, and remote deposit capture. We continue to enhance the internet banking services platform currently offered to our business and retail customers. We expect that these new products and services will help to maintain and increase our deposit base and will attract business and retail customers. We analyze the profitability of products and services and allocate our resources to those areas we believe offer the greatest future potential.

•

Continuing Residential Mortgage Lending. As a community bank we continue our mission of supporting the communities we serve by offering a strong line of traditional single-family residential mortgage products. We offer first and second mortgages of various terms using fixed or adjustable rate products. In addition, we offer home equity loans and lines of credit to support short term financing needs. At June 30, 2011, our loans secured by residential properties amounted to $51.7 million or 84.4% of our total loan portfolio. This includes $4.1 million in second lien loans, including home equity loans and lines of credit. In order to manage our interest rate risk, it is our policy to sell all loans with terms of more than 15 years, which improves our interest rate risk position and non-interest income.

•

Improve our Funding Mix and Increase Core Deposits. We are continuing our efforts to increase our core deposits in order to help reduce and control our cost of funds. We value core deposits because they represent longer-term customer relationships and lower costs of funds. As part of our strategy to expand our commercial real estate portfolio, we expect to attract lower cost core deposits as part of these borrower relationships. We offer competitive rates on a wide variety of deposit products to meet the individual needs of our customers. We also promote longer term deposits where possible, consistent with our asset liability management goals.

•

Expand Our Market Presence and Geographic Reach Through De Novo Branching and Complementary Branch Acquisitions. We continue to seek ways to increase our market penetration to grow our business and expand our geographic reach, including, potentially, though new branch locations, either on a de novo basis or through acquisitions to provide our customers with better access and service in addition to filling any gaps in our footprint. While our business plan indicates our intention to open a new de novo branch office by 2014, any such openings will be subject to, among other factors, market conditions, the economic environment, regulatory approval and the identification of sites which are acceptable to us being available within our targeted expense range. Except as set forth above, we currently have no specific agreements or understandings with respect to any acquisitions or de novo openings.

Critical Accounting Policies

During the three and six month periods ended June 30, 2011, there was no significant change in the Bank’s critical accounting policies or the application of critical accounting policies as disclosed in the Bank’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Final prospectus.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income, to be significant accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.

The allowance for loan losses is established through a provision for loan losses charged against income. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our loan portfolios as well as consideration of general loss experience. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses to maintain the allowance for loan losses at an appropriate level.

We cannot predict with certainty the amount of loan charge-offs that we will incur. We do not currently determine a range of loss with respect to the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010.

Assets. Total assets decreased $483,000, or 0.5%, to $95.1 million at June 30, 2011 compared to $95.6 million at December 31, 2010. This decrease was mainly due to a $2.8 million, or 25.2%, decrease in cash and cash equivalents. The decrease in cash and cash equivalents is a result of a $656,000, or 0.8%, decline in deposits triggering a reduction in our cash position and the use of cash and cash equivalents to fund investment securities purchases of $1.8 million. Total net loans declined by $271,000 during the six months ended June 30, 2011. Exclusive of the impact of two loan foreclosures in the aggregate amount of $678,000, loans would have increased by $410,000 during the six-month period. Foreclosed assets increased by $636,000 to $826,000 due to the above-mentioned foreclosures (after charging off $42,000 due to the net realizable value of the collateral being less than the loan balances).

Loans. Net loans decreased $271,000 to $60.6 million at June 30, 2011 from $60.9 million at December 31, 2010. New loan originations of $4.1 million during the six-month period were offset by scheduled principal repayments of $1.6 million, loan payoffs of $2.1 million and loan foreclosures mentioned above in the amount of $678,000, for a net decrease of $271,000. Consistent with our business strategy, we increased the amount of commercial real estate loans in our portfolio by $2.3 million, or 34.3% during the six months ended June 30, 2011, while residential-based loans decreased $2.7 million, or 5.0%, for the same period.

Deposits. Deposits decreased $656,000, or 0.8%, to $84.1 million at June 30, 2011 from $84.8 million at December 31, 2010, as a result of a $2.8 million, or 7.1%, and a $578,000, or 4.3%, decrease in certificates of deposit and IRA accounts, respectively, due to the continued low interest rate environment and our deposit pricing strategy. This was mostly offset by a $1.2 million, or 57.1%, and a $1.1 million, or 76.2%, increase in money market and non-interest bearing deposit accounts, respectively. The increase in non-interest bearing deposits is consistent with our business plan to improve our funding mix and increase core deposits.

Equity. Total equity increased by $143,000, or 2.5%, to $5.9 million at June 30, 2011 compared to $5.8 million as of December 31, 2010. The increase was primarily due to an increase of $98,000 in accumulated other comprehensive income and $45,000 in net income for the six months ended June 30, 2011. The change in accumulated other comprehensive income is due to the effects of interest rate fluctuations on our securities available for sale portfolio.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

1)	specific allowances are established for loans classified as substandard or doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

The allowance for loan losses is maintained at a level to provide for losses that are probable and can be reasonably estimated. Management’s periodic evaluation of the adequacy of the allowance is based on Carroll Community Bank’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in the levels of concentration of credit;

•	changes in the number and amount of non-accrual loans, classified loans, past due loans and troubled debt restructurings and other loan modifications;

•	changes in national, state and local economic trends and business conditions;

•	changes in the types of loans in the loan portfolio and the size of the overall portfolio;

•	changes in the experience, ability and depth of lending personnel;

•	changes in external factors such as competition and legal and regulatory oversight;

•	changes in the quality of the loan review system and the degree of Board oversight;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Commercial real estate loans generally have greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Therefore, we expect that the percentage of the allowance for loan losses as a percentage of the loan portfolio will increase going forward as we increase our focus on the origination of commercial real estate loans.

Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

We evaluate the loan portfolio on at least a quarterly basis, more frequently if conditions warrant, and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Maryland Office of the Commissioner of Financial Regulation and the FDIC will periodically review the allowance for loan losses. The Maryland Office of the Commissioner of Financial Regulation and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

General. Net income increased $38,000, or 256.8%, to $23,000 for the three months ended June 30, 2011 compared to a net loss of $15,000 for the same period in 2010. The increase in net income was primarily due to a $79,000 increase in net interest income and a $27,000 increase in non-interest income, partially offset by an increase in non-interest expenses of $50,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $79,000, or 13.7%, during the three months ended June 30, 2011 compared to the same period in 2010, primarily as a result of the decrease in interest expense during the 2011 period. Due to the items mentioned in Interest Income and Interest Expense below, our net interest rate spread increased to 2.93% for the three months ended June 30, 2011 compared to 2.45% for the three months ended June 30, 2010.

Interest Income. Interest income decreased $6,000, or 0.7%, to $970,000 during the three months ended June 30, 2011 from $976,000 during the three months ended June 30, 2010. This decrease was primarily the result of decreases of $6,000 in interest income on loans and $8,000 in interest income on interest-bearing deposits. The decrease in interest income on loans was due primarily to a 5 basis point, or 0.8%, decrease in the average loan portfolio yield. The decrease in interest income on interest-bearing deposits is a result of a $7.0 million, or 51.3%, decrease in the average balance of balances due from depository institutions as cash was deployed into investment securities and loan originations. These decreases were partially offset by $5,000 in interest income from securities held to maturity compared to no such income in the 2010 period as a result of the purchase of municipal bonds classified as held to maturity in late 2010, and a $4,000 increase in interest income on securities available for sale as a result of a $3.3 million, or 21.0% increase in the average balance of securities available for sale during the 2011 period partially offset by a 43 basis point decrease in the average yield on such securities.

Interest Expense. Interest expense decreased $85,000, or 21.5%, to $314,000 for the three months ended June 30, 2011 compared to $399,000 for the three months ended June 30, 2010. This decrease was entirely attributable to a decline in interest expense on interest-bearing deposits due to a 40 basis point, or 22.5%, drop in the average rate paid on interest-bearing deposits and the average balance for interest-bearing deposits declining by $673,000, or 0.8%. The decrease in the average rates paid on deposits is the result of the continuing low interest rate environment, and, to a lesser extent, the shift of certain time deposits into lower cost of funds products such as money market and savings accounts.

Provision for Loan Losses. Carroll Community Bank establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance.

Based on management’s evaluation of the above factors, the provision for loan losses decreased by $8,000, or 72.7%, to $3,000 for the three months ended June 30, 2011 compared to $11,000 for the three months ended June 30, 2010. The decrease in the provision for loan losses was due to the three months ending June 30, 2011 having a decline in loans balances compared to the three months ending June 30, 2010, during which loan balances increased by $3.3 million. These items were offset by the continuing impact of increasing our commercial loan mix within the loan portfolio in 2011. Management analyzes the allowance for loan losses as described in Note 5 of the financial statements and the Allowance for Loan Losses section on page 28. The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of June 30, 2011 have been recorded.

Non-Interest Income. Non-interest income was $67,000 for the three months ended June 30, 2011 compared to $40,000 for the same period in 2010. The $27,000, or 66.2%, increase in non-interest income is primarily attributable to $28,000 in securities gains recognized during the three months ended June 30, 2011 compared to zero for the three months ended June 30, 2010. We did not sell any securities during the three months ended June 30, 2010. Also contributing to the change in non-interest income was an increase of $6,000, or 57.7%, in service charges on deposit accounts due to an upsurge in ATM fees and overdraft charges, offset by a $7,000, or 45.6%, decrease in loan fee income as a result of fewer loan applications compared to the prior year period.

Non-Interest Expenses. Non-interest expenses increased $50,000, or 7.8%, to $690,000 for the three months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to a $17,000, or 5.3%, increase in salaries and employee benefits due to the addition of a commercial loan officer and merit, promotion and position salary increases, a $33,000, or 67.1%, increase in premises and equipment mainly the result of relocating the Westminster branch location in October 2010, a $21,000, or 36.9%, increase in data processing due mainly to the addition of new products and services and a $20,000, or 32.6% increase in other operating expenses which is primarily attributable to costs associated with loan workouts. These items were partially offset by decreases in professional fees of $22,000, or 27.8%, due to 2010 including attorney costs for the state charter conversion and FDIC insurance of $19,000, or 54.1%, as a result of the new insurance premium calculation methodology that went into effect April 1, 2011.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $7,000 and $(19,000) for the three months ended June 30, 2011 and 2010, respectively, resulting in effective tax rates of 21.7% and (56.1)%, respectively. The increase in income tax expense was primarily due to higher income before income tax expense for the three months ended June 30, 2011 compared to a loss before income tax benefit for the three months ended June 30, 2010. The effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income was $123,000 and $77,000 for the three months ended June 30, 2011 and 2010, respectively. The increase of $46,000, or 59.2%, in total comprehensive income resulted from an increase of $38,000 in net income and an increase of $8,000 in accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010

General. Net income increased $104,000, or 177.1%, to $45,000 for the six months ended June 30, 2011 compared to a net loss of $59,000 for the same period in 2010. The increase in net income was primarily due to an $189,000 increase in net interest income and a $123,000 decrease in the provision for loan losses, partially offset by an increase in non-interest expenses of $136,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Net Interest Income. Net interest income increased $189,000, or 17.2%, during the six months ended June 30, 2011 compared to the same period in 2010, primarily due to the reduction in interest expense on interest-bearing deposits. Our net interest rate spread increased to 2.87% for the six months ended June 30, 2011 compared to 2.37% for the six months ended June 30, 2010.

Interest Income. Interest income increased $26,000, or 1.4%, remaining at $1.9 million during the six months ended June 30, 2011 and June 30, 2010. This increase was primarily the result of increases of $57,000, or 3.5%, in interest income from loans and $10,000 in interest income from securities held to maturity compared to no such income in the 2010 period, partially offset by decreases of $23,000, or 10.5%, in interest income on securities available for sale and $16,000, or 44.1%, in interest income on interest-bearing deposits. The increase in interest income on loans is the result of the average loan balances growing by $1.9 million, or 3.3%, and the increase in interest income on securities held to maturity is due to the purchase of municipal bonds classified as held to maturity in late 2010. The decrease in interest income on interest-bearing deposits is a result of $7.2 million, or 48.5%, decrease in the average balance of balances due from depository institutions as cash was deployed into investment securities and loan originations. The decrease in interest income from securities available for sale is a result of an 81 basis point decrease in the average yield on such securities, partially offset by a $3.4 million, or 22.4% increase in the average balance of securities available for sale during 2011.

Interest Expense. Interest expense decreased $163,000, or 20.3%, to $641,000 for the six months ended June 30, 2011 compared to $804,000 for the six months ended June 30, 2010. This decrease was entirely attributable to a decrease in interest expense on interest-bearing deposits due to a 41 basis point, or 22.3%, decrease in the average rate paid on interest-bearing deposits. The decrease in the average rates paid on deposits is the result of the continuing low interest rate environment, and, to a lesser extent, the shift of certain time deposits into lower cost of funds products such as money market and savings accounts.

Provision for Loan Losses. Provision for loan losses decreased by $124,000 to $3,000 for the six months ended June 30, 2011 compared to $127,000 for the six months ended June 30, 2010. The $127,000 provision during the 2010 period reflects the impact of two loans requiring specific reserves in the amount of $59,000 along with net loan growth of $6.2 million in the first six months of 2010. The need for only a nominal provision for loan losses in for the six months ending June 30, 2011 was due to offsetting circumstances. Two loans which had specific reserves totaling $70,000 were moved to performing status after the loans performed for six months after the loans were restructured. In addition, three loans with specific reserves were partially charged-off in the amount of $99,000. These items were partially offset by increases in our general allowance reserve of $85,000.

Non-Interest Income. Non-interest income was $147,000 for the six months ended June 30, 2011 compared to $151,000 for the same period in 2010. The $4,000, or 2.6%, decrease in non-interest income is primarily attributable a $5,000 decrease in gains from securities available for sale for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Also contributing to the change in non-interest income was an increase of $12,000, or 64.1%, in service charges on deposit accounts due to an upsurge in ATM fees and overdraft charges, offset by a $12,000, or 44.9%, decrease in loan fee income as a result of fewer loan applications compared to the prior year period.

Non-Interest Expenses. Non-interest expenses increased $136,000, or 11.0%, to $1.4 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to a $39,000, or 6.4%, increase in salaries and employee benefits due to the addition of a commercial loan officer and merit, promotion and position salary increases, a $58,000, or 59.6%, increase in premises and equipment mainly the result of relocating the Westminster branch location in October 2010, a $40,000, or 35.6%, increase in data processing due mainly to the addition of new products and services, a $12,000, or 26.8%, increase in director’s fees due to the additional meetings necessary in connection with the stock conversion process and our board including one additional director as of January 2011 and a $13,000, or 9.9%, increase in other operating expenses which is primarily attributable to costs associated with loan workouts. These items were partially offset by decreases in professional fees of $13,000, or 10.7%, due to 2010 including attorney costs for the state charter conversion and FDIC insurance of $15,000, or 21.0%, as a result of the new insurance premium calculation methodology that went into effect April 1, 2011.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $12,000 and $(57,000) for the six months ended June 30, 2011 and 2010, respectively, resulting in effective tax rates of 21.3% and (49.1)%, respectively. The increase in income tax expense was primarily due to higher income before income tax expense for the six months ended June 30, 2011 compared to a loss before income tax benefit for the six months ended June 30, 2010. The effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income was $143,000 and $11,000 for the six months ended June 30, 2011 and 2010, respectively. The increase of $132,000 in total comprehensive income resulted from an increase of $104,000 in net income and an increase of $28,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Average Balance and Yields

The following tables set forth average balances, average yields, interest income and expense, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$61,200	$841	5.51%	$61,045	$846	5.56%
Securities available for sale	19,100	114	2.39%	15,789	111	2.82%
Securities held to maturity	808	5	2.48%	—	—	—
Interest earning deposits	6,660	9	0.54%	13,675	18	0.53%
Federal funds sold	1,259	1	0.32%	1,349	1	0.30%

Total interest-earning assets	89,027	970	4.37%	91,858	976	4.26%

Noninterest-earning assets	6,285			3,899

Total assets	$95,312			$95,757

Interest-bearing liabilities:
Savings accounts	$38,924	72	0.74%	$39,430	115	1.17%
Certificates of deposit	37,693	204	2.17%	41,372	254	2.46%
Money market accounts	3,024	7	0.93%	130	—	—
Now accounts	2,942	2	0.27%	2,324	1	0.17%

Total interest-bearing deposits	82,583	285	1.38%	83,256	370	1.78%
Federal Home Loan Bank advances	5,000	29	2.33%	5,000	29	2.33%

Total interest-bearing liabilities	87,583	314	1.44%	88,256	399	1.81%

Noninterest-bearing deposits	1,758			1,422
Noninterest-bearing liabilities	98			97

Total liabilities	89,439			89,775
Equity	5,873			5,982

Total liabilities and capital	$95,312			$95,757

Net interest income		$656			$577

Net interest rate spread			2.93%			2.45%
Net interest-earning assets	$1,444			$3,602

Net interest margin			2.96%			2.52%

Average interest-earning assets to interest-bearing liabilities	101.65%			104.08%

	For the Six Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$61,334	$1,697	5.58%	$59,401	$1,640	5.57%
Securities available for sale	18,491	200	2.18%	15,104	224	2.99%
Securities held to maturity	808	10	2.50%	—	—	—
Interest earning deposits	7,673	20	0.53%	14,902	37	0.50%
Federal funds sold	1,259	2	0.32%	1,424	2	0.28%

Total interest-earning assets	89,565	1,929	4.34%	90,831	1,903	4.22%

Noninterest-earning assets	5,778			3,952

Total assets	$95,343			$94,783

Interest-bearing liabilities:
Savings accounts	$39,162	150	0.77%	$38,938	232	1.20%
Certificates of deposit	38,161	418	2.21%	41,056	512	2.51%
Money market accounts	2,669	12	0.91%	77	—	—
Now accounts	2,816	3	0.21%	2,239	2	0.18%

Total interest-bearing deposits	82,808	583	1.42%	82,310	746	1.83%
Federal Home Loan Bank advances	5,000	58	2.34%	5,000	58	2.34%

Total interest-bearing liabilities	87,808	641	1.47%	87,310	804	1.86%

Noninterest-bearing deposits	1,595			1,372
Noninterest-bearing liabilities	97			112

Total liabilities	89,500			88,794
Equity	5,843			5,989

Total liabilities and capital	$95,343			$94,783

Net interest income		$1,288			$1,099

Net interest rate spread			2.87%			2.37%
Net interest-earning assets	$1,757			$3,521

Net interest margin			2.90%			2.44%

Average interest-earning assets to interest-bearing liabilities	102.00%			104.03%

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended June 30, 2011 vs 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$2	$(8)	$(6)
Securities available for sale	23	(20)	3
Securities held to maturity	—	5	5
Interest earning deposits	(9)	—	(9)
Federal funds sold	—	—	—

Total interest-earning assets	(30)	24	(6)

Interest-bearing liabilities:
Savings accounts	(1)	(42)	(43)
Certificates of deposit	(23)	(27)	(50)
Money market accounts	—	7	7
Now accounts	—	1	1

Total interest-bearing deposits	(3)	(82)	(85)
Federal Home Loan Bank advances	—	—	—

Total interest-bearing liabilities	(3)	(82)	(85)

Change in net interest income	$(27)	$106	$79

	For the Six Months Ended June 30, 2011 vs 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$53	$4	$57
Securities available for sale	50	(74)	(24)
Securities held to maturity	—	10	10
Interest earning deposits	(18)	1	(17)
Federal funds sold	—	—	—

Total interest-earning assets	(27)	51	25

Interest-bearing liabilities:
Savings accounts	1	(84)	(83)
Certificates of deposit	(36)	(58)	(94)
Money market accounts	—	12	12
Now accounts	1	—	1

Total interest-bearing deposits	5	(167)	(163)
Federal Home Loan Bank advances	—	0	0

Total interest-bearing liabilities	5	(169)	(164)

Change in net interest income	$(31)	$220	$189

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, short-term lines of credit with correspondent banks, advances from the Federal Home Loan Bank of Atlanta, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011 and December 31, 2010. We anticipate that we will maintain higher liquidity levels following the completion of the offering.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

•	expected loan demand;

•	expected deposit flows and borrowing maturities;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011 and December 31, 2010, cash and cash equivalents totaled $8.3 million and $11.1 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2011 and December 31, 2010, we had $136,000 and $780,000, respectively, in loan commitments outstanding, all of which was for consumer loans at June 30, 2011, and all of which was for commercial real estate loans at December 31, 2010. In addition to commitments to originate loans, we had $2.2 million and $1.7 million in unused lines of credit to borrowers, including $1.4 million with respect to consumer loans and $781,000 and $283,000 for commercial real estate loans at June 30, 2011 and December 31, 2010, respectively. Certificates of deposit due within one year of June 30, 2011 and December 31, 2010 totaled $13.9 million, or 16.5% of total deposits, and $16.9 million, or $19.9% of total deposits, respectively. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2011.

Our investing activities are primarily loan originations and to a lesser extent security purchases. During the six months ended June 30, 2011 and the year ended December 31, 2010, we originated $4.1 million and $15.3 million of loans, respectively. In addition, during these periods, we purchased $10.3 million and $18.8 million of securities available for sale, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in deposits during the six months ended June 30, 2011 of $656,000 and an increase in deposits of $2.3 million for the year ended December 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances remained steady at $5.0 million during the six months ended June 30, 2011 and the year ended December 31, 2010. At June 30, 2011, we had the ability to borrow up to an additional $2.0 million from our correspondent banks under short-term lines of credit and $4.0 million from the Federal Home Loan Bank of Atlanta.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. As of June 30, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 5.96%, 11.98% and 13.20%, respectively. Carroll Community Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of loans.

Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity will be adversely affected following the offering.

Carroll Bancorp, Inc. is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. Virtually all of the Company’s revenue will be dividends received from the Bank. Under Maryland law, the Bank will be permitted to declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if the Bank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in the Bank being in an unsafe and unsound condition.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Information Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also include forward-looking statements in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

These forward-looking statements include, but are not limited to: (i) statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including with respect to (a) increasing our focus on commercial real estate lending, (b) attracting lower-cost deposits, (c) hiring intensions and the impact of such hiring, (d) increased use of technology and expansion of our web-based services, and the impact of such expansion, (e) development of new products and services and the impact of developing such new products and services, (f) anticipated branch expansion, and (g) potential future acquisitions; (ii) statements regarding our prospects and future expansion and growth; (iii) statements regarding future increases in non-interest expenses; (iv) statements regarding the expected closing of our offering and the Bank’s conversion to a state-chartered commercial bank pursuant to the plan of conversion; (v) statements with respect to maintaining “well capitalized” status; (vi) statements with respect to our allowance for loan losses, and the adequacy thereof; (vii) our statement with respect to anticipated loan opportunities as the real estate markets stabilize; (viii) our statement with respect to maintaining higher capital levels after completion of our stock offering; and (ix) statements with respect to the effectiveness of our plan of conversion and closing of our stock offering.

We base these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: further deterioration in general economic conditions or a slower than anticipated recovery; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; changes in regulatory requirements and/or restrictive banking legislation may adversely affect us, including regulations adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; we may not be able to enter new markets successfully and capitalize on growth opportunities; we may not be able to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry generally other risk and uncertainties discussed in this report and in other SEC filings we will make. For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Carroll Bancorp’s registration statement on Form S-1 originally filed on March 11, 2011 and the Final Prospectus.

Our actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this report on Form 10-Q, and we undertake no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after we have made the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions arising from normal business activities. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

Item 1A.	Risk Factors

There has been no material changes in the risk factors from those disclosed in our Final Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLL BANCORP, INC.

PRINCIPAL EXECUTIVE OFFICER:

Date	September 26, 2011	/s/ Russell J. Grimes

Russell J. Grimes
President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Date	September 26, 2011	/s/ Michael J. Gallina

Michael J. Gallina
Chief Financial Officer