Form 10-Q/A
period 2011-06-30
Carroll Bancorp, Inc.
filed 2011-10-21
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 359,456 shares of common stock outstanding at October 21, 2011

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on September 26, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLL BANCORP, INC.

PRINCIPAL EXECUTIVE OFFICER:

Date	October 21, 2011	/s/ Russell J. Grimes

Russell J. Grimes
President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Date	October 21, 2011	/s/ Michael J. Gallina

Michael J. Gallina
Chief Financial Officer

EXHIBIT INDEX

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer*

(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer*

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002*

(101.INS)	XBRL Instance Document**

(101.SCH)	XBRL Taxonomy Extension Schema Document**

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document**

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document**

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document**

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document**

*	Previously filed.
**	Filed herewith.