Form 10-Q
period 2011-09-30
Carroll Bancorp, Inc.
filed 2011-11-10
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIIES EXCHANGE ACT OF 1934

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 359,456 shares of common stock outstanding at November 10, 2011

Explanatory Note

Carroll Bancorp, Inc. (the “Company”) was incorporated in February 2011 by Carroll Community Bank, Sykesville, Maryland (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from a mutual to stock form of organization. Upon completion of the conversion, the Company became the owner all of the Bank’s outstanding capital stock. The Company completed the conversion and became an operating entity on October 12, 2011 and, therefore, the information presented in this report is the accounts only of the Bank.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc.

Consolidated Statements of Financial Condition

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$2,122,009	$786,990
Interest-bearing deposits with depository institutions	7,200,247	9,042,193
Federal funds sold	—	1,258,000

Cash and cash equivalents	9,322,256	11,087,183
Securities available for sale, at fair value	17,113,519	17,918,952
Securities held to maturity (fair value 2011 $822,333, 2010 $776,130)	807,232	808,351
Loans, net of allowance for loan losses - 2011 $565,000 2010 $675,000	62,326,667	60,909,115
Accrued interest receivable	288,974	251,177
Other equity securities, at cost	531,996	464,000
Bank-owned life insurance	1,453,301	1,413,347
Premises and equipment, net	1,470,006	1,514,298
Foreclosed assets	1,621,700	190,000
Other assets	978,602	1,033,366

Total Assets	$95,914,253	$95,589,789

Liabilities and Equity
Liabilities:
Deposits
Noninterest-bearing	$1,984,769	$1,383,246
Interest-bearing	82,896,180	83,383,411

Total deposits	84,880,949	84,766,657
Advances from the Federal Home Loan Bank	5,000,000	5,000,000
Other liabilities	113,773	45,991

Total liabilities	89,994,722	89,812,648

Equity:
Retained earnings	5,820,704	5,747,842
Accumulated other comprehensive income	98,827	29,299

Total equity	5,919,531	5,777,141

Total Liabilities and Equity	$95,914,253	$95,589,789

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans	$855,513	$894,143	$2,552,809	$2,534,702
Securities available for sale	104,324	114,079	304,709	337,849
Securities held to maturity	4,810	—	14,426	—
Interest-bearing deposits	7,103	14,355	27,653	51,127
Federal funds sold	376	1,042	1,818	3,371

Total interest income	972,126	1,023,619	2,901,415	2,927,049
Interest expense:
Interest on deposits	265,284	367,295	848,626	1,114,179
Interest on long-term borrowings	29,261	29,261	86,829	86,829

Total interest expense	294,545	396,556	935,455	1,201,008

Net Interest Income	677,581	627,063	1,965,960	1,726,041
Provision for loan losses	38,864	(940)	42,117	125,811

Net interest income after provision for loan losses	638,717	628,003	1,923,843	1,600,230

Non-interest income:
Gain on sale of securities available for sale	98,292	83,770	166,318	157,040
Gain on loans held for sale	1,044	—	3,133	—
Increase in cash surrender value - life insurance	13,448	14,502	39,954	42,850
Service charges on deposit accounts	19,506	11,364	49,614	29,706
Loan fee income	9,721	11,496	24,946	39,129
Other income	2,030	2,153	6,955	5,333

Total non-interest income	144,041	123,285	290,920	274,058
Non-interest expense:
Salaries and employee benefits	339,515	308,772	986,997	917,146
Premises and equipment	70,120	60,170	226,612	158,248
Data processing	78,484	62,133	228,997	173,091
Professional fees	56,328	77,423	163,795	197,784
FDIC insurance	22,472	36,258	78,983	107,768
Directors’ fees	27,376	25,925	82,028	69,016
Corporate insurance	12,549	13,179	37,603	41,092
Printing and office supplies	13,066	12,009	39,322	33,657
Other operating expenses	126,075	56,967	276,128	193,551

Total non-interest expenses	745,985	652,836	2,120,465	1,891,353

Income (loss) before income tax expense	36,773	98,452	94,298	(17,065)
Income tax expense (benefit)	9,201	33,114	21,436	(23,634)

Net income	$27,572	$65,338	$72,862	$6,569

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc.

Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at January 1, 2011	$5,747,842	$29,299	$5,777,141
Comprehensive income:
Net income	72,862		72,862
Unrealized gain on securities available for sale, net of taxes of $46,353 and net of reclassification adjustment		69,528	69,528

Total comprehensive income:			142,390

Balance at September 30, 2011	$5,820,704	$98,827	$5,919,531

Balance at January 1, 2010	$5,883,512	$129,516	$6,013,028
Comprehensive income (loss):
Net income	6,569		6,569
Unrealized gain on securities available for sale, net of taxes of $(14,465) and net of reclassification adjustment		(21,697)	(21,697)

Total comprehensive loss:			(15,128)

Balance at September 30, 2010	$5,890,081	$107,819	$5,997,900

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$72,862	$6,569
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(166,318)	(157,040)
Gain on sale of loans held for sale	(3,133)	—
Originations of loans held for sale	(294,000)	—
Proceeds from sale of loans held for sale	297,133	—
Amortization and accretion of securities	247,438	172,855
Amortization of deferred loan fees	6,252	(17,302)
Provision for loan losses	42,117	125,811
Provision for loss on foreclosed real estate	69,900	—
Depreciation of premises and equipment	103,444	55,799
Increase in cash surrender value of bank-owned life insurance	(39,954)	(42,850)
Increase in accrued interest receivable	(37,796)	(53,762)
Decrease in deferred income tax receivable	8,968	—
Increase in other assets	(557)	(87,695)
Increase in other liabilities	67,781	1,412

Net cash provided by operating activities	374,137	3,797
Cash flows from investing activities:
Purchase of securities available for sale	(16,465,574)	(9,473,748)
Proceeds from sales and redemptions of securities available for sale	13,282,170	6,679,394
Principal collected on securities available for sale	4,024,716	2,947,953
Increase in loans	(2,967,521)	(7,275,585)
Redemption of other equity securities	15,600	—
Purchase of other equity securities	(83,596)	—
Purchase of premises and equipment	(59,151)	(318,268)

Net cash used in by investing activities	(2,253,356)	(7,440,254)
Cash flows from financing activities:
Increase in deposits	114,292	2,590,081

Net cash provided by financing activities	114,292	2,590,081

Net decrease in cash and cash equivalents	(1,764,927)	(4,846,376)
Cash and cash equivalents, beginning balance	11,087,183	18,674,384

Cash and cash equivalents, ending balance	$9,322,256	$13,828,008

Supplemental disclosure of cash flow information:
Interest paid	$938,868	$1,206,489
Income taxes paid (refund)	$(100,422)	$(4,303)
Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$1,431,700	$—

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

Carroll Bancorp, Inc. (the “Company”) was incorporated on February 18, 2011 as the proposed holding company for Carroll Community Bank (the “Bank”) in conjunction with the Bank’s plan of conversion from a mutual to stock form of ownership (see Note 2). The Company has no assets at September 30, 2011. The interim financial statement presented in this report includes only the interim financial information of the Bank.

The accompanying statements of financial condition at December 31, 2010, which has been derived from audited financial statements and unaudited interim financial statements, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United Sates for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the financial position and results of operations for the periods presented have been included. The operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For further information, refer to the Bank’s annual audited financial statements and the accompanying notes for the year ended December 31, 2010 included in the Company’s final prospectus dated August 12, 2011, as filed with the SEC pursuant to Rule 424 under the Securities Act of 1933 on August 24, 2011 (the “Final Prospectus”).

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

Note 2. Plan of Conversion and Change in Corporate Form

On February 28, 2011, the Bank’s Board of Directors approved a plan (the “Plan”) pursuant to which the Bank would convert from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization, subject to approval by the Bank’s members. The Plan, which includes formation of a holding company to own all of the outstanding capital stock of the Bank, was subject to final approval by the Maryland Commissioner of Financial Regulation and final non-objection by the FDIC and includes the filing of a registration statement with the SEC. All approvals were obtained for the Plan.

The Company closed its initial public offering to depositors and investors in a subscription and community offering on October 12, 2011, raising approximately $3.6 million in capital. The cost of the conversion and issuing and selling the capital stock were deferred and deducted from the proceeds of the offering. The total costs incurred as part of the public offering amounted to $706,000.

The Company’s common stock trades on the OTC Bulletin Board (www.otcbb.com) under the symbol “CROL.”

Note 3. Supplemental Disclosure for Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of September 30, 2011, per share earnings data is not meaningful for this quarter or prior comparative periods and therefore is not presented.

Note 4. Securities

The amortized cost and estimated market value of securities available for sale and held to maturity at September 30, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Securities available for sale:
U.S Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	16,948,807	171,752	(7,040)	17,113,519

	$16,948,807	$171,752	$(7,040)	$17,113,519

Securities held to maturity:

Municipal bonds	$807,232	$15,101	$—	$822,333

December 31, 2010
Securities available for sale
U.S Government agency	$2,472,116	$304	$(25,342)	$2,447,078
Residential mortgage-backed securities	15,398,004	96,732	(22,862)	15,471,874

	$17,870,120	$97,036	$(48,204)	$17,918,952

Securities held to maturity

Municipal bonds	$808,351	$—	$(32,221)	$776,130

The Bank had no private label residential mortgage-backed securities at September 30, 2011 and December 31, 2010 or during the nine months or year then ended, respectively.

The amortized cost and estimated market value of securities at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	316,866	320,828
After 5 years through 10 years	9,855,433	9,974,547	490,366	501,505
Over 10 years	7,093,374	7,138,972	—	—

	$16,948,807	$17,113,519	$807,232	$822,333

	December 31, 2010
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$814,248	$822,241	$—	$—
Over 1 year through 5 years	2,164,607	2,168,897	317,304	306,980
After 5 years through 10 years	8,806,941	8,801,373	491,047	469,150
Over 10 years	6,084,324	6,126,441	—	—

	$17,870,120	$17,918,952	$808,351	$776,130

The Bank recognized gross realized gains of $166,318 and $157,040 on securities available for sale for the nine months ended September 30, 2011 and 2010, respectively.

Securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	2,710,121	7,040	—	—	2,710,121	7,040

	$2,710,121	$7,040	$—	$—	$2,710,121	$7,040

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$1,445,317	$25,343	$—	$—	$1,445,317	$25,343
Residential mortgage-backed securities	7,027,118	22,861	—	—	7,027,118	22,861

	$8,472,435	$48,204	$—	$—	$8,472,435	$48,204

Securities held to maturity:
Municipal bonds	$776,130	$32,221	$—	$—	$776,130	$32,221

Note 5. Credit Quality of Loans and Allowance for Loan Losses

Company policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

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

Loans at September 30, 2011 and December 31, 2010 are summarized as follows:

	At September 30, 2011		At December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total
Residential owner occupied—first lien	$38,400,138	61.1%	$40,792,173	66.2%
Residential owner occupied—junior lien	3,932,355	6.2%	3,891,565	6.3%
Residential non-owner occupied (investor)	8,486,700	13.5%	9,832,946	16.0%
Commercial owner occupied	3,158,471	5.0%	2,373,067	3.9%
Other commercial loans	8,745,218	13.9%	4,526,515	7.3%
Consumer loans	198,717	0.3%	211,676	0.3%

Total loans	62,921,599	100.0%	61,627,942	100.0%

Net deferred fees	(29,932)		(43,827)
Allowance for loan losses	(565,000)		(675,000)

Total loans, net	$62,326,667		$60,909,115

The Company provides for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

1)	specific allowances are established for loans classified as substandard or doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

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

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in the types of loans in the loan portfolio and the size of the overall portfolio;

•	changes in the levels of concentration of credit;

•	changes in the number and amount of non-accrual loans, classified loans, past due loans and troubled debt restructurings and other loan modifications;

•	changes in the experience, ability and depth of lending personnel;

•	changes in the quality of the loan review system and the degree of Board oversight;

•	changes in lending policies and procedures;

•	changes in national, state and local economic trends and business conditions; and

•	changes in external factors such as competition and legal and regulatory oversight.

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

Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Therefore, we expect that the percentage of the allowance for loan losses as a percentage of the loan portfolio will increase going forward as we increase our focus on the origination of commercial real estate loans.

The following table sets forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	For the Nine Months Ended September 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Allowance for loan losses:
Beginning balance	$347,647	$25,711	$102,990	$24,247
Charge-offs	57,000	—	42,253	—
Recoveries	—	—	—	—
Provision	(51,088)	(11,161)	10,421	6,349

Ending Balance	$239,559	$14,550	$71,158	$30,596

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$239,559	$14,550	$71,158	$30,596

Loans:
Ending balance	$38,400,138	$3,932,355	$8,486,700	$3,158,471

Ending balance: individually evaluated for impairment	$205,108	$—	$—	$—

Ending balance: collectively evaluated for impairment	$38,195,030	$3,932,355	$8,486,700	$3,158,471

	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$174,405	$—	$—	$675,000
Charge-offs	52,864	—	—	152,117
Recoveries	—	—	—	—
Provision	65,596	—	22,000	42,117

Ending Balance	$187,137	$—	$22,000	$565,000

Ending balance: individually evaluated for impairment	$87,175	$—	$—	$87,175

Ending balance: collectively evaluated for impairment	$99,962	$—	$22,000	$477,825

Loans:
Ending balance	$8,745,218	$198,717		$62,921,599

Ending balance: individually evaluated for impairment	$292,053	$—		$497,161

Ending balance: collectively evaluated for impairment	$8,453,165	$198,717		$62,424,438

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Residential owner occupied -first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Pass	$37,725,892	$3,932,355	$8,486,700	$3,158,471
Special Mention	469,138	—	—	—
Substandard	205,108	—	—	—
Doubtful	—	—	—	—

Total	$38,400,138	$3,932,355	$8,486,700	$3,158,471

	Other commercial loans	Consumer loans	Total
Pass	$8,453,165	$198,717	$61,955,300
Special Mention	—	—	469,138
Substandard	292,053	—	497,161
Doubtful	—	—	—

Total	$8,745,218	$198,717	$62,921,599

	December 31, 2010
	Residential owner occupied -first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Pass	$39,062,113	$3,790,490	$8,896,375	$2,166,564
Special Mention	127,001	101,075	258,018	206,503
Substandard	1,603,059	—	678,553	—
Doubtful	—	—	—	—

Total	$40,792,173	$3,891,565	$9,832,946	$2,373,067

	Other commercial loans	Consumer loans	Total
Pass	$3,892,146	$211,676	$58,019,364
Special Mention	—	—	692,597
Substandard	634,369	—	2,915,981
Doubtful	—	—	—

Total	$4,526,515	$211,676	$61,627,942

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as a “Pass” rating.

•	Pass (risk ratings 1-6) - risk ratings one to four are deemed “acceptable”. Risk rating five is “acceptable with care” and risk rating six is a “watch credit”.

•

Special mention (risk rating 7) - a special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment and amount as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$36,354,541	$3,875,403	$8,486,700	$3,158,471	$8,453,165	$198,717	$60,526,997
30-59 days past due	1,520,482	56,952	—	—	—	—	1,577,434
60-89 days past due	320,007	—	—	—	—	—	320,007
Greater than 90 days past due	205,108	—	—	—	292,053	—	497,161

Total past due	2,045,597	56,952	—	—	292,053	—	2,394,602

Total	$38,400,138	$3,932,355	$8,486,700	$3,158,471	$8,745,218	$198,717	$62,921,599

	December 31, 2010
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,129,372	$3,790,490	$9,154,393	$2,350,120	$3,892,146	$211,676	$57,528,197
30-59 days past due	1,059,742	45,839	—	—	—	—	1,105,581
60-89 days past due	—	55,236	—	22,947	—	—	78,183
Greater than 90 days past due	1,603,059	—	678,553	—	634,369	—	2,915,981

Total past due	2,662,801	101,075	678,553	22,947	634,369	—	4,099,745

Total	$40,792,173	$3,891,565	$9,832,946	$2,373,067	$4,526,515	$211,676	$61,627,942

The following tables are a summary of impaired loans by class as of September 30, 2011 and December 31, 2010:

	At or For the Nine Months Ended September 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$205,108	$—	$—	$—	$—	$—	$205,108
Unpaid Principal Balance	262,108	—	—	—	—	—	262,108
Average recorded investment	582,295	—	—	—	—	—	582,295
Interest income that would have been recognized	24,347	—	—	—	—	—	24,347
Interest income recognized (cash basis)	6,249	—	—	—	—	—	6,249
Interest income foregone	18,098	—	—	—	—	—	18,098
With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$292,053	$—	$292,053
Unpaid Principal Balance	—	—	—	—	292,053	—	292,053
Related Allowance	—	—	—	—	87,175	—	87,175
Average recorded investment	370,408	—	169,638	—	545,708	—	1,085,754
Interest income that would have been recognized	23,087	—	4,389	—	39,639	—	67,115
Interest income recognized (cash basis)	21,075	—	—	—	—	—	21,075
Interest income foregone	2,012	—	4,389	—	39,639	—	46,040
Total
Recorded Investment	$205,108	$—	$—	$—	$292,053	$—	$497,161
Unpaid Principal Balance	262,108	—	—	—	292,053	—	554,161
Related Allowance	—	—	—	—	87,175	—	87,175
Average recorded investment	952,703	—	169,638	—	545,708	—	1,668,049
Interest income that would have been recognized	47,434	—	4,389	—	39,639	—	91,462
Interest income recognized (cash basis)	27,324	—	—	—	—	—	27,324
Interest income foregone	20,110	—	4,389	—	39,639	—	64,138

	At or For the Year Ended December 31, 2010
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$771,299	$—	$—	$—	$342,316	$—	$1,113,615
Unpaid Principal Balance	771,299	—	—	—	342,316	—	1,113,615
Average recorded investment	1,001,347	152,399	200,325	—	323,069	—	1,677,139
Interest income that would have been recognized	59,655	24,425	9,842	—	25,240	—	119,162
Interest income recognized	13,788	33,203	14,007	—	13,947	—	74,945
Interest income foregone	45,867	(8,778)	(4,165)	—	11,293	—	44,217
With an allowance recorded:
Recorded Investment	$831,760	$—	$678,553	$—	$292,053	$—	$1,802,366
Unpaid Principal Balance	831,760	—	678,553	—	292,053	—	1,802,366
Related Allowance	116,108	—	69,405	—	127,869	—	313,382
Average recorded investment	664,426	27,889	676,869	—	64,327	—	1,433,511
Interest income that would have been recognized	78,289	104	42,473	—	18,097	—	138,963
Interest income recognized	39,235	—	—	—	9,060	—	48,295
Interest income foregone	39,054	104	42,473	—	9,037	—	90,668
Total
Recorded Investment	$1,603,059	$—	$678,553	$—	$634,369	$—	$2,915,981
Unpaid Principal Balance	1,603,059	—	678,553	—	634,369	—	2,915,981
Related Allowance	116,108	—	69,405	—	127,869	—	313,382
Average recorded investment	1,665,773	180,288	877,194	—	387,395	—	3,110,650
Interest income that would have been recognized	137,944	24,529	52,315	—	43,337	—	258,125
Interest income recognized	53,023	33,203	14,007	—	23,007	—	123,240
Interest income foregone	84,921	(8,674)	38,308	—	20,330	—	134,885

The following table is a summary of the recorded investment in nonaccrual loans as of the dates indicated:

	September 30, 2011	December 31, 2010
Nonaccrual loans with a valuation allowance	$205,108	$1,802,366
Nonaccrual loans without a valuation allowance	292,053	1,113,615

Total nonaccrual loans	$497,161	$2,915,981

Allowance for loan loss related to nonaccrual loans	$87,175	$313,382

For the nine months ended September 30, 2011, four loans were modified with aggregate balances of $853,000 and none were classified as a troubled debt restructure. During 2010 a total of ten loans with balances of $2.2 million were modified, of which three loans with balances of $993,000 were classified as a troubled debt restructure. For modified loans not classified as a troubled debt restructure, the interest rate was lowered due to the lower rate environment in order to maintain the customer lending relationship. The troubled debt restructure loans were modified due to the borrower’s financial difficulties. In each case the interest rate was lowered to a current market rate and all past due interest and fees were capitalized as part of the new loan balance. Troubled debt restructures are treated as nonaccrual loans until the borrower has made at least six consecutive payments based on the contractual terms of their new loan. Interest collected during the nonaccrual period is recognized as interest income on a cash basis.

At September 30, 2011, we had one troubled debt restructured residential real estate loan with aggregate principle due of $262,000 in nonaccrual status of which $57,000 was charged-off lowering our recorded investment to $205,000 and six troubled debt restructured residential real estate loans with an aggregate balance of $1.8 million in performing status. At December 31, 2010, we had three troubled debt restructured residential real estate loans with aggregate outstanding balances of $832,000 in nonaccrual status and four troubled debt restructured residential loans with an aggregate balance of $1.2 million in performing status.

Note 6. Deposits

Deposit product segment balances are as follows:

	At September 30, 2011		At December 31, 2010
	Balance	Percent of Total	Balance	Percent of Total
Non-interest bearing checking accounts	$1,984,769	2.3%	$1,383,246	1.6%
Interest-bearing checking accounts	2,665,450	3.1%	2,718,530	3.2%
Savings accounts	5,050,977	6.0%	1,645,000	1.9%
Premium savings accounts	23,073,460	27.2%	24,052,826	28.4%
Money market accounts	3,762,339	4.4%	2,131,696	2.5%
IRA accounts, non-certificate	12,594,443	14.8%	13,385,126	15.8%
Certificates of deposit	35,749,511	42.2%	39,450,233	46.6%

Total deposits	$84,880,949	100.0%	$84,766,657	100.0%

Certificates of deposit scheduled maturities are as follows:

Period to Maturity:	September 30, 2011	December 31, 2010
Less Than or Equal to One Year	$15,316,580	$16,903,013
More Than One to Two Years	14,754,033	8,022,709
More Than Two to Three Years	3,032,628	10,967,795
More Than Three to Four Years	1,353,020	1,745,076
More Than Four to Five Years	1,293,250	1,811,640

Total certificates of deposit	$35,749,511	$39,450,233

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2011
Securities available for sale	$17,113,519	$—	$17,113,519	$—

December 31, 2010
Securities available for sale	$17,918,952	$—	$17,918,952	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2011
Impaired loans	$497,161	$—	$—	$497,161
Foreclosed real estate	1,621,700			1,621,700

December 31, 2010
Impaired loans	$2,915,981	$—	$—	$2,915,981
Foreclosed real estate	190,000			190,000

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2010	$3,376,318	$60,000
Total realized and unrealized gains and (losses):
Included in net income	(347,341)	(18,544)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(790,589)	(53,956)
Transfers in and/or out of Level 3	677,593	202,500

Balance, December 31, 2010	$2,915,981	$190,000
Total realized and unrealized gains and (losses):
Included in net income (unaudited)	(152,117)	(69,900)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(206,918)	—
Transfers in and/or out of Level 3 (unaudited)	(2,059,785)	1,501,600

Balance, September 30, 2011 (unaudited)	$497,161	$1,621,700

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

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,322,256	$9,322,256	$11,087,183	$11,087,183
Securities available for sale	17,113,519	17,113,519	17,918,952	17,918,952
Securities held to maturity	807,232	822,333	808,351	776,130
Loans receivable, net	62,326,667	64,196,000	60,909,115	62,203,000
Accrued interest receivable	288,974	288,974	251,177	251,177
Other equity securities	531,996	531,996	464,000	464,000
Financial liabilities:
Deposits	$84,880,949	$81,289,000	$84,766,657	$79,842,000
Federal Home Loan Bank advances	5,000,000	5,339,000	5,000,000	5,210,000
Off-balance sheet financial instruments	$—	$—	$—	$—

Note 8. Regulatory Capital Requirements

At September 30, 2011, the Bank met all of the capital adequacy requirements to which it is subject. The following table summarizes the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Tangible capital (to adjusted total assets)	$5,821	6.2%	$1,419	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	5,705	6.0%	3,783	4.0%	4,729	5.0%
Tier 1 capital (to risk-based assets)	5,705	11.5%	N/A	N/A	2,980	6.0%
Total risk-based capital (to risk-based assets)	6,270	12.6%	3,973	8.0%	4,966	10.0%
December 31, 2010
Tangible capital (to adjusted total assets)	$5,748	6.0%	$1,437	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	5,633	5.9%	3,819	4.0%	4,774	5.0%
Tier 1 capital (to risk-based assets)	5,633	12.4%	N/A	N/A	2,726	6.0%
Total risk-based capital (to risk-based assets)	6,202	13.6%	3,648	8.0%	4,553	10.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Carroll Community Bank is a Maryland state-chartered mutual savings bank. The Bank’s board of directors adopted a plan of conversion in February 2011 pursuant to which the Bank will convert to a Maryland state-chartered commercial bank, a stock form of organization, in October 2011. In connection with the Plan, the Bank incorporated Carroll Bancorp, Inc. in February 2011 to serve as the holding company for the Bank. The Bank’s stockholders approved the plan of conversion at a special meeting on the Bank’s members held on September 21, 2011. Pursuant to the Plan, Carroll Bancorp, Inc. owns 100% of the Bank’s outstanding shares of common stock, and all of the common stock of Carroll Bancorp, Inc. is owned by purchasers in the offering. Carroll Bancorp, Inc. closed its initial public offering to depositors and investors in a subscription and community offering on October 12, 2011, raising approximately $3.6 million in capital. Therefore, Carroll Bancorp, Inc. became an operating company as of October 12, 2011, and the discussion below as of September 30, 2011 discusses the Bank’s operations only.

Historically, Carroll Community Bank has operated as a traditional community savings association. As such, our business consisted primarily of originating one-to four-family real estate loans secured by property in our market area and investing in mortgage-backed and U.S. Agency securities. Typically, one-to four-family loans involve a lower degree of risk and carry a lower yield than commercial real estate and business loans. At September 30, 2011, $50.8 million, or 80.8%, of our loan portfolio consisted of longer-term, one- to four-family residential real estate loans (including investor residential mortgage loans), of which $49.1 million, or 96.6%, were fixed rate loans and $1.7 million, or 3.4%, were adjustable rate loans. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we intend to increase our focus on the origination of commercial real estate loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans. Our loans are primarily funded by savings accounts and certificates of deposit.

The results of our operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for loan losses, non-interest income and non-interest expense. Our non-interest expense consists primarily of compensation and employee benefits, as well as office occupancy, data processing , deposit insurance and general administrative expenses. Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

During the three and nine months ended September 30, 2011, we had net income of $28,000 and $73,000, respectively, compared to net income of $66,000 and $7,000 for the same periods in 2010, for a decrease of $38,000 and an increase of $66,000, respectively. The decrease in net income for the three month period is primarily attributable to other real estate owned (“OREO”) write-downs and loan loss provision related to loan originations during the quarter, partially offset by higher net interest income and gains on sale of securities available for sale. By contrast, the three month period ended September 30, 2010 included gains on sales of securities available for sale which were sold to mitigate prepayment risk in the mortgage backed-securities portfolio resulting from current market conditions. This sale, without the offsetting items as in 2011, resulted in higher net income for the three month period ending September 30, 2010. The increase in net income for the nine-month period was attributable to an increase in net interest income and a decrease in the provision for loan losses, partially offset by higher non-interest expense.

The loan portfolio increased by $1.3 million during the nine months ended September 30, 2011 as a result of $8.8 million in loan originations during the nine-month period significantly offset by loan payoffs and foreclosures. In addition, deposits increased slightly by $114,000, or 0.1%, during the nine months ended September 30, 2011.

Our nonperforming assets totaled $2.1 million, or 2.2% of total assets, at September 30, 2011, compared to $3.1 million, or 3.3% of total assets, at December 31, 2010 and $3.2 million, or 3.3% of total assets, at September 30, 2010. Of the $2.1 million of nonperforming assets at September 30, 2011, $1.7 million, or 82.1% of total nonperforming assets, are related to three customer relationships that we believe are adequately reserved and collateralized against. We had one loan totaling $320,000 delinquent at least 60 but less than 90 days at September 30, 2011 compared to $78,000 (two loans) and $6,000 (one loan) of such delinquencies at December 31, 2010 and September 30, 2010, respectively. Total nonperforming and past due loans however, decreased to $2.4 million at September 30, 2011 from $4.1 million at both December 31, 2010 and September 30, 2010. We provided $39,000 and $42,000, respectively, for loan losses for the three and nine months ended September 30, 2011 compared to $(1,000) and $126,000, respectively, for the three and nine months ended September 30, 2010. The increase in the provision for loan losses for the three month period was due to 2010 including the impact of moving a nonperforming loan with a specific reserve to performing loan status. The decrease for the nine months ended September 30, 2011 was the result of a decrease in nonperforming loans and a lower level of required specific reserves.

The recent recession and ongoing economic crisis has negatively affected the real estate market in our primary market areas. These declines have in turn negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market have also affected our ability to make loans in the commercial real estate context, although to a lesser extent. Of course, the downturn in the real estate market and the broader effect on the economy contributed to a higher level of nonperforming loans and charge-offs as borrowers were unable to pay their loans due to job loss or other economic factors, refinance their loans or sell the underlying property. In 2011, however, we have begun to see signs of market stability and we anticipate that as market conditions return to a more normal level, there will be increased loan opportunities.

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

The real estate downturn has not significantly affected our investment portfolio or any investment opportunities related to that portfolio, although our portfolio has been negatively impacted by declining interest rates. We also do not own any private label mortgage-backed securities.

At September 30, 2011 and December 31, 2010, all of our mortgage-backed securities have been issued and guaranteed by the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Government National Mortgage Association (Ginnie Mae) or U.S. government-sponsored agencies. These entities guarantee the payment of principal and interest on our mortgage-backed securities. The balance of our investment securities are issued either by U.S. government sponsored agencies or local municipalities.

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

•

Maintaining a Quality Loan Portfolio While Exercising Prudent Underwriting Standards. While the delinquencies in our loan portfolio increased during the current economic downturn, we continue to emphasize maintaining strong asset quality by following conservative underwriting criteria, diligently applying our collection efforts, and originating loans secured primarily by real estate. We will continue to focus on asset quality as we seek to expand our commercial lending activities. The increase in our delinquencies was primarily due to the effects of weakened economic conditions on our borrowers. To address increased problem assets, we have placed more attention and resources on loan workouts and, in limited cases, have modified loans with delinquent borrowers. We attribute our recent low level of net-charge-offs and lower level of nonperforming and past due loans, in part, to these workout efforts. We annually engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans.

•	Improve Our Earnings and Diversify Our Loan Portfolio. We continue to seek ways of increasing our net interest income, net interest margin and other sources of non-interest income.

•

Emphasizing Origination of Commercial Real Estate Loans. Commercial real estate loans are attractive because they generally provide us with higher yields and less interest rate risk because they typically have shorter terms to maturity in comparison to traditional single-family residential mortgage loans. We intend to emphasize growth in our commercial real estate lending in a manner consistent with our loan underwriting policies and procedures while recognizing the increased risk inherent in commercial real estate loans.

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

Critical Accounting Policies

During the three and nine month periods ended September 30, 2011, there was no significant change in the Bank’s critical accounting policies or the application of critical accounting policies as disclosed in the Bank’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Final Prospectus.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.

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

We cannot predict with certainty the amount of loan charge-offs that we will incur. We do not currently determine a range of loss with respect to the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses methodology and calculation. Such agencies may require that we recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010.

Assets. Total assets increased $324,000, or 0.3%, to $95.9 million at September 30, 2011 compared to $95.6 million at December 31, 2010. The increase was mainly due to increases in net loans and foreclosed assets. Net loans grew $1.4 million, or 2.3%, during the nine months ended September 30, 2011. Exclusive of the impact of loan foreclosures in the aggregate amount of $1.4 million, loans would have increased by $2.8 million during the nine-month period. Foreclosed assets increased by $1.4 million to $1.6 million due to the above-mentioned foreclosures (after charging off $95,000 due to the net realizable value of the collateral being less than the loan balances). These increases were partially offset by a decrease in cash and cash equivalents of $1.8 million, or 15.9%, and a $805,000, or 4.5% decrease in securities available for sale portfolio.

Loans. Net loans increased $1.4 million to $62.3 million at September 30, 2011 from $60.9 million at December 31, 2010. New loan originations of $8.8 million during the nine-month period were offset by loan payoffs of $3.3 million, loan foreclosures mentioned above in the amount of $1.6 million and scheduled principal repayments of $2.5 million, for a net increase of $1.4 million,. Consistent with our business strategy, we increased the amount of commercial real estate loans in our portfolio by $5.1 million, or 74.0% during the nine months ended September 30, 2011, while residential-based loans decreased $3.7 million, or 6.9%, during the same period.

Deposits. Deposits increased slightly by $114,000, or 0.1%, to $84.9 million at September 30, 2011 from $84.8 million at December 31, 2010. At September 30, 2011, however, total deposits included $3.4 million in escrow for the purchase of shares of Carroll Bancorp, Inc. stock relating to the Company’s stock conversion plan. Savings accounts increased by $3.4 million, or 207.1%, with all the growth coming from the Carroll Bancorp, Inc. stock purchase escrow funds, money market accounts increased by $1.6 million, or 76.5% and non-interest bearing deposits increased by $602,000, or 43.5%, consistent with our business plan to improve our funding mix and increase core deposits. Certificates of deposit and IRA accounts decreased by $3.7 million, or 9.4%, and by $791,000, or 5.9%, respectively, due to the continued low interest rate environment and our deposit pricing strategy focusing on attracting lower-cost deposits.

Equity. Total equity increased by $142,000, or 2.5%, to $5.9 million at September 30, 2011 compared to $5.8 million at December 31, 2010. The increase was primarily due to an increase of $73,000 in net income and $69,000 in accumulated other comprehensive income for the nine months ended September 30, 2011. The change in accumulated other comprehensive income is due to the effects of interest rate fluctuations on our securities available for sale portfolio.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

1)	specific allowances are established for loans classified as substandard or doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

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

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in the types of loans in the loan portfolio and the size of the overall portfolio;

•	changes in the levels of concentration of credit;

•	changes in the number and amount of non-accrual loans, classified loans, past due loans and troubled debt restructurings and other loan modifications;

•	changes in the experience, ability and depth of lending personnel;

•	changes in the quality of the loan review system and the degree of Board oversight;

•	changes in lending policies and procedures;

•	changes in national, state and local economic trends and business conditions; and

•	changes in external factors such as competition and legal and regulatory oversight.

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

Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Therefore, we expect that the percentage of the allowance for loan losses as a percentage of the loan portfolio will increase going forward as we increase our focus on the origination of commercial real estate loans.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and September 30, 2010

General. Net income decreased $38,000, or 57.8%, to $28,000 for the three months ended September 30, 2011 compared to net income of $66,000 for the same period in 2010. The decrease in net income for the three month period is primarily attributable to other real estate owned (“OREO”) write-downs and loan loss provision related to loan originations during the quarter, partially offset by higher net interest income and gains on sale of securities available for sale. During the quarter gains on sale of securities available for sale amounted to $98,000. By contrast, the three month period ended September 30, 2010 included gains on sales of securities available for sale of $84,000, which were sold to mitigate prepayment risk in the mortgage backed-securities portfolio resulting from current market conditions. This sale, without the offsetting items as in 2011, resulted in higher net income for the three month period ending September 30, 2010.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $51,000, or 8.1%, during the three months ended September 30, 2011 compared to the same period in 2010, as a result of the decrease in interest expense during the 2011 period partially offset by the decrease in interest income during the same period. Due to the items discussed in Interest Income and Interest Expense below, our net interest rate spread increased to 3.04% for the three months ended September 30, 2011 compared to 2.66% for the three months ended September 30, 2010.

Interest Income. Interest income decreased $51,000, or 5.0%, to $972,000 during the three months ended September 30, 2011 from $1.0 million during the three months ended September 30, 2010. This decline was primarily the result of decreases of $39,000 in interest income on loans, $10,000 in interest income on securities available for sale and $7,000 in interest income on interest-bearing deposits. The decrease in interest income on loans was due primarily to a 14 basis point, or 2.5%, decrease in the average loan portfolio yield as well as a decrease in the average outstanding loans during the three month period. The decrease in interest income on securities available for sale as a result of a 50 basis point, or 18.6% decline in the yield on securities available for sale partially offset by a $2.1 million, or 12.4% increase in the average balance of securities available for sale during the 2011 period. The decrease in interest income on interest-bearing deposits is a result of a $4.5 million, or 46.8%, decrease in the average balance of balances due from depository institutions as cash was deployed into loan originations and investment securities. These decreases were partially offset by $5,000 in interest income from securities held to maturity compared to no such income in the 2010 period as a result of the purchase of municipal bonds classified as held to maturity in late 2010.

Interest Expense. Interest expense decreased $102,000, or 25.7%, to $294,000 for the three months ended September 30, 2011 compared to $396,000 for the three months ended September 30, 2010. This decrease was entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 48 basis points, or 27.1%, and the average balance of interest-bearing deposits declined by $892,000, or 1.1%. The decrease in the average rates paid on deposits is the result of the continuing low interest rate environment, and, to a lesser extent, the shift of certain time deposits into lower cost of funds products such as money market and savings accounts.

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

Based on management’s evaluation of the above factors, the provision for loan losses increased by $40,000 to $39,000 for the three months ended September 30, 2011 compared to $(1,000) for the three months ended September 30, 2010. The increase in the provision for loan losses was due to the three months ending September 30, 2010 including the impact of a loan with a specific loan loss reserve of $23,000 being reclassified to a performing loan from a nonperforming loan status thereby reducing the loan loss provision expense. In addition, provision expense increased due to the continuing impact of increasing our commercial loan mix within the loan portfolio. Management believes, to the best of their knowledge, that all known losses as of September 30, 2011 have been recorded.

Non-Interest Income. Non-interest income was $144,000 for the three months ended September 30, 2011 compared to $123,000 for the same period in 2010. The $21,000, or 16.8%, increase in non-interest income is primarily attributable to the $15,000 increase in gains on sales of securities available for sale recognized during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Also contributing to the change in non-interest income was an increase of $8,000, or 71.6%, in service charges on deposit accounts due to an upsurge in ATM fees and overdraft charges.

Non-Interest Expenses. Non-interest expenses increased $93,000, or 14.3%, to $746,000 for the three months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to $69,000, or 121.3%, increase in other operating expenses due to write-downs on other real estate owned of $70,000 in 2011, a $31,000, or 10.0%, increase in salaries and employee benefits due to the addition of a commercial loan officer and merit, promotion and position salary increases and a $16,000, or 26.3%, increase in data processing due mainly to the addition of new products and services. These items were partially offset by decreases in professional fees of $21,000, or 27.2%, due to 2010 including attorney costs for the state charter conversion and FDIC insurance of $14,000, or 38.0%, as a result of the new insurance premium calculation methodology that went into effect April 1, 2011.

Income Tax Expense (Benefit). Income tax expense amounted to $9,000 and $33,000, respectively, for the three months ended September 30, 2011 and 2010 resulting in effective tax rates of 25.0% and 33.6%, respectively. The decrease in income tax expense was primarily due to lower income before income tax expense for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income (loss) was $(1,000) and $(27,000) for the three months ended September 30, 2011 and 2010, respectively. The increase of $26,000, or 97.4%, in total comprehensive income resulted from an increase of $63,000 in accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale offset by a decrease of $38,000 in net income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and September 30, 2010

General. Net income increased $66,000 to $73,000 for the nine months ended September 30, 2011 compared to net income of $7,000 for the same period in 2010. The increase in net income was primarily due to a $240,000 increase in net interest income and an $84,000 decrease in the provision for loan losses, partially offset by an increase in non-interest expenses of $229,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net Interest Income. Net interest income increased $240,000, or 13.9%, during the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to the reduction in interest expense on interest-bearing deposits. Our net interest rate spread increased to 2.93% for the nine months ended September 30, 2011 compared to 2.47% for the nine months ended September 30, 2010.

Interest Income. Interest income decreased $26,000, or 0.9%, remaining at $2.9 million during the nine months ended September 30, 2011 and 2010. This decrease was primarily the result of decreases of $33,000, or 9.8%, in interest income on securities available for sale and $23,000, or 45.9%, in interest income on interest-bearing deposits partially offset by increases of $18,000, or 0.7%, in interest income from loans and $14,000 in interest income from securities held to maturity compared to no such income in the 2010 period. The decrease in interest income from securities available for sale is a result of a 69 basis point, or 24.1%, decrease in the average yield on such securities, partially offset by a $2.9 million, or 18.8%, increase in the average balance of securities available for sale during 2011. The decrease in interest income on interest-bearing deposits is a result of $6.3 million, or 48.1%, decrease in the average balance of balances due from depository institutions as cash was deployed into loan originations and investment securities. The increase in interest income on loans is the result of the average loan balances growing by $901,000, or 1.5%, partially offset by a decrease in the loan portfolio yield and the increase in interest income on securities held to maturity is due to the purchase of municipal bonds classified as held to maturity in late 2010.

Interest Expense. Interest expense decreased $266,000, or 22.1%, to $935,000 for the nine months ended September 30, 2011 compared to $1.2 million for the nine months ended September 30, 2010. This decrease was entirely attributable to a decrease in interest expense on interest-bearing deposits due to a 43 basis point, or 23.7%, decrease in the average rate paid on interest-bearing deposits. The decrease in the average rates paid on deposits is the result of the continuing low interest rate environment, and, to a lesser extent, the shift of certain time deposits into lower cost of funds products such as money market and savings accounts.

Provision for Loan Losses. Provision for loan losses decreased by $84,000 to $42,000 for the nine months ended September 30, 2011 compared to $126,000 for the nine months ended September 30, 2010. The $126,000 provision during the 2010 period reflects the impact of two loans requiring specific reserves in the amount of $59,000 along with net loan growth of $7.0 million in the first nine months of 2010. The provision for loan losses for the nine months ending September 30, 2011 was due to offsetting circumstances. During 2011 the mix of our loan portfolio has been changing with a higher level of commercial real estate loans versus residential real estate loans. Due to the increased level of credit risk for commercial real estate loans, our general reserves have increased by $116,000. This was partially offset by two loans which had specific reserves totaling $70,000 were moved to performing status after the loans performed for six months after the loans were restructured.

Non-Interest Income. Non-interest income was $291,000 for the nine months ended September 30, 2011 compared to $274,000 for the same period in 2010. The $17,000, or 6.2%, increase in non-interest income is primarily attributable an increase of $20,000, or 67.0%, in service charges on deposit accounts due to an upsurge in ATM fees and overdraft charges and a $9,000 increase in gains from securities available for sale for the nine months ended September 30, 2011 compared to the nine months ended September 30,

2010. These items were offset by a $14,000, or 36.3%, decrease in loan fee income as a result of fewer loan applications compared to the prior year period.

Non-Interest Expenses. Non-interest expenses increased $229,000, or 12.1%, to $2.1 million for the nine months ended September 30, 2011 compared to $1.9 million during the same period in 2010. The increase was primarily due to a $83,000, or 42.7%, increase in other operating expenses which is primarily attributable to $70,000 in write-downs on two OREO properties, a $70,000, or 7.6%, increase in salaries and employee benefits due to the addition of a commercial loan officer and merit, promotion and position salary increases, a $68,000, or 43.2%, increase in premises and equipment mainly the result of relocating the Westminster branch location in October 2010, a $56,000, or 32.3%, increase in data processing due mainly to the addition of new products and services and a $13,000, or 18.9%, increase in director’s fees due to additional meetings necessary in connection with the stock conversion process and our board including one additional director as of January 2011. These items were partially offset by decreases in professional fees of $34,000, or 17.2%, due to 2010 including attorney costs for the state charter conversion and FDIC insurance of $29,000, or 26.7%, as a result of the new insurance premium calculation methodology that went into effect April 1, 2011.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $21,000 and $(24,000), respectively, for the nine months ended September 30, 2011 and 2010 resulting in effective tax rates of 22.7% and (138.5)%, respectively. The increase in income tax expense was primarily due to higher income before income tax expense for the nine months ended September 30, 2011 compared to a loss before income tax benefit for the nine months ended September 30, 2010. The effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income (loss) was $142,000 and $(15,000) for the nine months ended September 30, 2011 and 2010, respectively. The increase of $158,000 in total comprehensive income resulted from an increase of $91,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale and an increase of $66,000 in net income.

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

	For the Three Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$62,214	$856	5.46%	$63,341	$894	5.60%
Securities available for sale	18,877	104	2.19%	16,789	114	2.69%
Securities held to maturity	808	5	2.46%	—	—	—
Interest-earning deposits	5,137	7	0.54%	9,658	14	0.58%
Federal funds sold	722	—	—	1,255	1	0.32%

Total interest-earning assets	87,758	972	4.39%	91,043	1,023	4.46%

Noninterest-earning assets	6,930			4,190

Total assets	$94,688			$95,233

Interest-bearing liabilities:
Savings accounts	$39,017	61	0.62%	$38,207	112	1.16%
Certificates of deposit	36,239	196	2.15%	41,088	252	2.43%
Money market accounts	3,514	7	0.79%	757	2	1.05%
Now accounts	2,700	1	0.15%	2,310	1	0.17%

Total interest-bearing deposits	81,470	265	1.29%	82,362	367	1.77%
Federal Home Loan Bank advances	5,000	29	2.30%	5,000	29	2.30%

Total interest-bearing liabilities	86,470	294	1.35%	87,362	396	1.80%

Noninterest-bearing deposits	2,121			1,726
Noninterest-bearing liabilities	114			112

Total liabilities	88,705			89,200
Equity	5,982			6,033

Total liabilities and capital	$94,688			$95,233

Net interest income		$678			$627

Net interest rate spread			3.04%			2.66%
Net interest-earning assets	$1,288			$3,681

Net interest margin			3.07%			2.73%
Average interest-earning assets to interest-bearing liabilities	101.49%			104.21%

	For the Nine Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$61,630	$2,553	5.54%	$60,729	$2,535	5.58%
Securities available for sale	18,621	305	2.19%	15,672	338	2.88%
Securities held to maturity	808	14	2.32%	—	—	—
Interest-earning deposits	6,819	27	0.53%	13,135	51	0.52%
Federal funds sold	1,078	2	0.25%	1,367	3	0.29%

Total interest-earning assets	88,956	2,901	4.36%	90,903	2,927	4.31%

Noninterest-earning assets	6,166			4,031

Total assets	$95,122			$94,934

Interest-bearing liabilities:
Savings accounts	$39,113	211	0.72%	$38,692	344	1.19%
Certificates of deposit	37,513	614	2.19%	41,067	764	2.49%
Money market accounts	2,954	19	0.86%	306	2	0.87%
Now accounts	2,777	4	0.19%	2,263	4	0.24%

Total interest-bearing deposits	82,357	848	1.38%	82,328	1,114	1.81%
Federal Home Loan Bank advances	5,000	87	2.33%	5,000	87	2.33%

Total interest-bearing liabilities	87,357	935	1.43%	87,328	1,201	1.84%

Noninterest-bearing deposits	1,772			1,491
Noninterest-bearing liabilities	103			111

Total liabilities	89,232			88,930
Equity	5,890			6,004

Total liabilities and capital	$95,122			$94,934

Net interest income		$1,966			$1,726

Net interest rate spread			2.93%			2.47%
Net interest-earning assets	$1,599			$3,575

Net interest margin			2.95%			2.54%
Average interest-earning assets to interest-bearing liabilities	101.83%			104.09%

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

	For the Three Months Ended September 30, 2011 vs 2010
	Increase (Decrease) Due to		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(16)	$(22)	$(38)
Securities available for sale	16	(26)	(10)
Securities held to maturity	5	—	5
Interest-earning deposits	(6)	(1)	(7)
Federal funds sold	(1)	—	(1)

Total interest-earning assets	(37)	(14)	(51)

Interest-bearing liabilities:
Savings accounts	3	(54)	(51)
Certificates of deposit	(32)	(24)	(56)
Money market accounts	8	(3)	5
Now accounts	—	—	—

Total interest-bearing deposits	(5)	(97)	(102)
Federal Home Loan Bank advances	—	—	—

Total interest-bearing liabilities	(5)	(97)	(102)

Change in net interest income	$(32)	$83	$51

	For the Nine Months Ended September 30, 2011 vs 2010
	Increase (Decrease) Due to		Total Increase
(in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$39	$(21)	$18
Securities available for sale	72	(105)	(33)
Securities held to maturity	14	—	14
Interest-earning deposits	(24)	—	(24)
Federal funds sold	(1)	—	(1)

Total interest-earning assets	(62)	36	(26)

Interest-bearing liabilities:
Savings accounts	5	(138)	(133)
Certificates of deposit	(70)	(80)	(150)
Money market accounts	17	—	17
Now accounts	1	(1)	—

Total interest-bearing deposits	2	(268)	(266)
Federal Home Loan Bank advances	—	—	—

Total interest-bearing liabilities	(1)	(265)	(266)

Change in net interest income	$(61)	$301	$240

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, short-term lines of credit with correspondent banks, advances from the Federal Home Loan Bank of Atlanta and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011. We anticipate that we will maintain higher liquidity levels going forward now that we have completed our stock offering.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements. At September 30, 2011 and December 31, 2010, cash and cash equivalents totaled $9.3 million and $11.1 million, respectively.

At September 30, 2011 and December 31, 2010, we had $675,000 and $780,000, respectively, in loan commitments outstanding, all of which was for commercial real estate loans for both periods. In addition to commitments to originate loans, we had $2.3 million and $1.7 million in unused lines of credit to borrowers, including $1.4 million with respect to consumer loans and $925,000 and $283,000 for commercial real estate loans at September 30, 2011 and December 31, 2010, respectively. Certificates of deposit due within one year of September 30, 2011 and December 31, 2010 totaled $15.3 million, or 18.0% of total deposits, and $16.9 million, or $19.9% of total deposits, respectively. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2011.

Our investing activities are primarily loan originations and to a lesser extent security purchases. During the nine months ended September 30, 2011 and the year ended December 31, 2010, we originated $8.8 million and $15.3 million of loans, respectively. In addition, during these periods, we purchased $16.5 million and $18.8 million of securities available for sale and held to maturity, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits during the nine months ended September 30, 2011 of $114,000 and an increase of $2.3 million for the year ended December 31, 2010. At September 30, 2011, total deposits included $3.4 million in escrow for the purchase of shares of Carroll Bancorp, Inc. stock relating to the Bank’s stock conversion plan. On October 2011, these deposits became part of stockholders’ equity. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances remained steady at $5.0 million during the nine months ended September 30, 2011 and the year ended December 31, 2010. At September 30, 2011, we had the ability to borrow up to an additional $2.0 million from our correspondent banks under short-term lines of credit and $4.5 million from the Federal Home Loan Bank of Atlanta.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. As of September 30, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 6.0%, 11.5% and 12.6%, respectively. Carroll Community Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from the offering have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of loans.

Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity will be adversely affected going forward.

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

These forward-looking statements include, but are not limited to: (i) statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including with respect to (a) increasing our focus on commercial real estate lending, (b) attracting lower-cost deposits, (c) hiring intensions and the impact of such hiring, (d) increased use of technology and expansion of our web-based services, and the impact of such expansion, (e) development of new products and services and the impact of developing such new products and services, (f) anticipated branch expansion, and (g) potential future acquisitions; (ii) statements regarding our prospects and future expansion and growth; (iii) statements regarding future increases in non-interest expenses; (iv) statements regarding the use of the net proceeds from the offering and the impact of such use; (v) statements with respect to maintaining “well capitalized” status; (vi) statements with respect to our allowance for loan losses, and the adequacy thereof; (vii) our statement with respect to anticipated loan opportunities as the real estate markets stabilize; (viii) our statement with respect to maintaining higher capital levels; and (ix) the impact of recent accounting pronouncements.

We base these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: further deterioration in general economic conditions or a slower than anticipated recovery; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; changes in regulatory requirements and/or restrictive banking legislation may adversely affect us, including regulations adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; we may not be able to enter new markets successfully and capitalize on growth opportunities; we may not be able to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry generally other risk and uncertainties discussed in this report and in other SEC filings we will make. For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in the Final Prospectus.

Our actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this report on Form 10-Q, and we undertake no obligation to update the forward-

looking statements to reflect factual assumptions, circumstances or events that have changed after we have made the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions arising from normal business activities. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material adverse impact on our results of operation or financial condition.

Item 1A.	Risk Factors

There has been no material changes in the risk factors from those disclosed in the Final Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLL BANCORP, INC.

PRINCIPAL EXECUTIVE OFFICER:

Date	November 10, 2011	/s/ Russell J. Grimes
Russell J. Grimes
President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Date	November 10, 2011	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer