Form 10-K
period 2011-12-31
Carroll Bancorp, Inc.
filed 2012-03-09
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-54422

CARROLL BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	27-5463184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1321 Liberty Road, Sykesville, Maryland 21784

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (410) 795-1900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $0.

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

359,456 shares of common stock outstanding at February 27, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of Carroll Bancorp, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K

CARROLL BANCORP, INC.

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

statements of our goals, intentions and expectations; particularly with respect to our business plan, goals and strategies, including with respect to (i) increasing our focus on commercial real estate lending, (ii) increasing deposits and attracting lower-cost deposits, (iii) hiring intensions and the impact of such hiring, (iv) increased use of technology and expansion of our web-based services, and the impact of such expansion, (v) development of new products and services, (vi) anticipated branch expansion, and (vii) potential future acquisitions;

•	statements regarding our prospects and future expansion and growth, including with respect to adding new customers and our increased market presence;

•	statements regarding expected changes in expenses and revenues;

•	statements regarding the asset quality of our loan portfolios;

•	statements regarding future liquidity levels;

•	statements with respect to maintaining “well capitalized” status;

•	statements with respect to our allowance for loan losses, and the adequacy thereof;

•	statements with respect to foreclosures with respect to and anticipated losses on and additional reserves with respect to non-performing loans; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this filing.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans; and

•	changes in our financial condition or results of operations that reduce capital available to pay dividends.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.	Business

Carroll Bancorp, Inc.

Carroll Bancorp, Inc. is a Maryland corporation that owns 100% of the outstanding common stock of Carroll Community Bank, which we sometimes refer to as the “Bank.” On October 12, 2011, we completed our initial public offering of common stock in connection with the Bank’s conversion from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization. We sold 359,456 shares of common stock at $10.00 per share and raising $3.6 million of gross proceeds. Since the completion of the initial public offering, Carroll Bancorp has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At December 31, 2011, we had consolidated assets of $96.3 million, total loans, net, of $63.6 million, total deposits of $82.6 million, and stockholders’ equity of $8.5 million.

Our executive offices are located at 1321 Liberty Road, Sykesville, Maryland 21784. Our telephone number at this address is (410) 795-1900. Our website address is www.carrollcobank.com. Information on this website should not be considered a part of this annual report.

Carroll Community Bank

Carroll Community Bank is a state-chartered commercial bank headquartered in Sykesville, Maryland. The Bank was organized in 1870 as Sykesville Perpetual Building Association. The Association was chartered in 1887 and re-chartered and reorganized in 1907 when it became Sykesville Building Association of Carroll County. In October 1985 the Association was chartered as a federal mutual savings association. On September 12, 1988 the business name changed from Sykesville Building Association of Carroll County to Sykesville Federal Savings Association. In July 2010, Sykesville Federal Savings Association converted from a federal savings association to a Maryland-chartered mutual savings bank and changed its name to Carroll Community Bank. In October 2011, the Bank, as part of its initial public offering and conversion to a commercial bank, became a wholly-owned subsidiary of Carroll Bancorp, Inc.

General

Our business has consisted primarily of attracting and accepting deposits from the general public in the areas surrounding our offices and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and in commercial real estate loans. We intend to increase our focus on commercial real estate loans and related products, including demand deposit accounts, remote deposit capture and business internet banking, to support the business community. We are committed to meeting the credit needs of our community, consistent with safe and sound operations.

We offer a variety of deposit products, including savings accounts, certificates of deposit, money market accounts, business and retail checking accounts, NOW accounts and individual retirement accounts. We have two full service branches that each provides a drive-through facility and automated teller machine, or ATM, for customers’ convenience.

Market Area

The primary market areas we serve are in Carroll and Howard Counties in Maryland. We are headquartered in Sykesville, Maryland, a suburban area located 20 miles west of the city of Baltimore, Maryland. Sykesville is located in the southeastern portion of Carroll County, close to the border of Howard and Baltimore Counties. Carroll Community Bank maintains one other branch office in the town of Westminster, located in central Carroll County.

Our market area can be classified as both suburban and rural, with the original rural communities west of Baltimore City giving way over the past several decades to suburban growth in the form of housing developments and increased commercial development. Carroll and Howard Counties represent the western suburban regions of the Baltimore metropolitan area. Located approximately 20 miles west and northwest of Baltimore and 50 miles north of Washington D.C., Carroll County has historically been known as a rural area but in recent years the southern and eastern sections of the county have been transformed into a suburban market area as the population base has expanded westward from Baltimore City. Both Carroll and Howard Counties can be considered in part “bedroom” communities of Baltimore, as a portion of residents commute to employment in Baltimore. However, the economies of Carroll and Howard Counties have grown in recent years such that local employment is significant.

Competition

We face intense competition in both originating loans and attracting deposits. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary market area and elsewhere. Among our competitors are much larger and more diversified institutions, which have greater resources, name recognition and market presence and offer more products and services than we do. Financial institution competitors in our market area include primarily commercial banks, including banks with a national and regional presence. Regional and national banks with offices in our market area include BB&T, PNC Bank and M&T Bank in Carroll County and Bank of America, Columbia Bank, M&T Bank and PNC Bank in Howard County. There are also a number of smaller community-based banks that pursue similar operating strategies as we do. Community-based competitors include New Windsor State Bank, which, based on data from the Federal Deposit Insurance Corporation (“FDIC”), had a 7.8% market share by deposit in Carroll County as of June 30, 2011; by contrast, Carroll Community Bank had a 2.7% share on such date. From a competitive standpoint, we believe that we benefit from our status of a locally-based financial institution, longstanding customer relationships, and continued efforts to offer competitive products and services. However, competitive pressures will also likely continue to build as the financial services industry continues to consolidate and as additional non-bank investment options for consumers become available. There are a total of 25 banking institutions operating in Carroll Community Bank’s primary market area counties.

Lending Activities

Our loan portfolio reflects our history as a mortgage lender in the larger community we serve. The largest segment of our loan portfolio is real estate mortgage loans, consisting primarily of owner-occupied one- to four-family residential mortgages and to a lesser extent, one- to four- family investor mortgages, owner-occupied commercial real estate loans, land acquisition and development loans, second mortgages which primarily consist of home equity lines of credit and home equity loans, and residential construction loans. We also offer consumer loans and, to a limited extent, commercial (C&I) business loans. With the change of our charter in July 2010, we have and will continue to place a greater focus on building our portfolio of commercial real estate loans and emphasizing relationship banking in our market area.

One- to Four-Family Owner-Occupied Residential Mortgage Loans. A majority of our primary lending activity currently consists of the origination of first lien mortgage loans secured by one-to four-family owner-occupied residential properties located in Carroll and Howard Counties in Maryland. At December 31, 2011, $42.4 million, or 66.1%, of our total loan portfolio consisted of one- to four-family owner-occupied residential mortgage loans, of which $38.6 million, or 91.0% (or 60.1% of the total loan portfolio), were first lien loans. Our origination of one- to four-family mortgage loans enables borrowers to purchase or refinance existing homes located primarily in our market area.

We offer fixed-rate residential balloon mortgage loans with maturities of five, ten and 15 years. Prior to the second quarter of 2010, we also originated mortgage loans with up to a 20-year term, and these loans are still held in our portfolio. Fixed-rate mortgage loans amortize monthly on a 30-year basis with principal and interest due each month and a balloon payment at maturity. We will originate mortgage loans with a maturity of more than 15 years, but we will sell such loans in the secondary market instead of retaining them in our portfolio. We do not originate adjustable-rate first lien mortgages. We do, however, have a limited amount of such loans in our portfolio solely as a result of purchasing loans directly from another financial institution in 2010. At December 31, 2011, $1.4 million, or 2.8%, of our one- to four-family residential first lien mortgage loans held in our portfolio were adjustable rate loans.

While one- to four-family real estate loans are normally originated with 15-year terms, such loans may remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis.

We generally limit the maximum loan to value ratio to 80% of the lower of the appraised value or the purchase price of the property securing the loan, although our policy permits us to originate loans with a loan to value ratio up to 90% of the appraised value or purchase price of the property.

We require all properties securing mortgage loans to be appraised by a board-approved, independent state-licensed appraiser, unless the loan is for $250,000 or less or in certain other limited circumstances; transactions under $250,000 require an in-house evaluation of the secured property. We also require title insurance on all first mortgage loans. Appraisals are subsequently reviewed by a senior loan officer or Carroll Community Bank’s President and Chief Executive Officer. Appraisals of a value of $500,000 or more must be reviewed by an independent appraisal review company. Borrowers must obtain hazard insurance, and flood insurance is required for all properties located in flood hazard areas.

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and verification of employment/income on all borrowers and guarantors. We also generally obtain personal guarantees of repayment of borrowers for multi-family residential loans.

Included in one- to four-family owner occupied mortgage loans are junior lien mortgage loans, consisting of second mortgages used to purchase a home as well as home equity loans and lines of credit. Second mortgage loans are made at fixed rates for terms of up to 15 years. We offer second mortgage loans with loan-to-value ratios up to 80% for current customers who have a first mortgage with us and 75% for all other borrowers, including any first mortgage loan balance.

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are primarily secured by a second mortgage on owner occupied one-to four-family residences. Our home equity loans are originated with fixed rates of interest and with terms of up to 15 years and are fully amortizing. Our home equity lines allow for the borrower to draw against the line for ten years, followed by a ten-year repayment period. Home equity lines of credit carry a variable rate of interest and monthly payments of interest due along with 0.50% of the outstanding principal balance. After the initial ten-year draw period, the borrower is required to make payments of principal and interest based on a ten-year amortization. Home equity loans and lines of credit are underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans, including a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. Home equity loans and lines of credit also require title insurance, and borrowers must obtain hazard insurance, and flood insurance if applicable.

Home equity loans and lines of credit generally have greater risk than one- to four-family residential mortgage loans. In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In particular, because home equity loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

Junior lien mortgage loans totaled $3.8 million at December 31, 2011 and represented 9.0% of one- to four-family owner occupied residential mortgage loans (or 6.0% of our total loan portfolio) at such date.

Loans secured by second mortgages have greater risk than owner-occupied residential loans secured by first mortgages. When customers default on their loans we attempt to foreclose on the property. However, the value of the collateral may not be sufficient to compensate for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from these customers. In addition, decreases in property values could adversely affect the value of properties used as collateral for the loans.

On a limited basis, we originate residential construction loans and lot loans. At December 31, 2011, the balance of residential construction loans and lot loans was $562,000, or 0.9% of our loan portfolio. We will make residential construction loans for one- to four-family homes located in our market area. Construction loans generally bear a variable rate of interest plus a margin with interest only payments on the outstanding balance during the construction phase the maximum of which is six to 12 months. At the end of the term, which generally coincides with the end of the construction phase, the loan generally converts to a permanent mortgage loan. Residential construction loans can be made with a maximum loan to value ratio of 80%, based on appraised value as if complete. In addition, the borrower must have an initial investment in the project that is equal to at least 20% of the final project value. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser. We also require a review of the plans and specifications and of any approved changes to the original plan and an inspection of the property before disbursement of funds during the term of the loan.

We will make unimproved lot loans located in our market area. Lot loans are offered at a rate 2% above our residential first mortgage lien rate at maximum loan to value ratio of 75%. The property must be perked and have a water well. The term of the loan is limited to a maximum of 5 years. Before making a commitment to fund lot or land loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser.

Construction and lot loan financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on such loans depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction or development cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. In the event we make a lot acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties. In addition, the ultimate sale or rental of the property may not occur as anticipated. Further, many of these borrowers have more than one loan outstanding.

We do not currently originate or have exposure to acquisition, development and construction loans, which are made for the purpose of allowing a developer to pay for land, put in streets and utility services, and build improvements.

We do not offer “interest only” mortgage loans (where the borrower pays only interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer, and have not offered, “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), no-documentation mortgage loans or Alt-A mortgages (traditionally defined as loans having less than full documentation).

One- to Four-Family Non-Owner Occupied Residential Mortgage Loans. We also offer residential mortgage loans on non-owner occupied residential properties (in other words, for investment properties) in our market area. These loans are generated through our existing customer base and referrals, real estate agents, real estate investors and other marketing efforts. At December 31, 2011, $7.9 million, or 12.3%, of our loan portfolio consisted of this type of mortgage loan. The maximum loan-to-value ratio on these loans is 75%, and they are generally held to a five year maturity with a 30-year payment amortization. A title insurance policy must be obtained for each loan, and we require fire and extended coverage casualty insurance. We generally obtain personal guarantees of repayment from borrowers on multifamily residential loans.

Commercial Real Estate Loans. We also originate mortgage loans for commercial properties. As of December 31, 2011, $13.7 million, or 21.3%, of our total loan portfolio consisted of commercial real estate loans. Of these, $3.3 million, or 24.4% (or 5.2% of our total loan portfolio), were loans for owner occupied properties and $10.4 million, or 75.6% (or 16.1% of our total loan portfolio), were loans for non-owner occupied properties. Prior to our conversion to a state-chartered mutual savings bank in July 2010, we were, as a federal mutual savings bank, limited in the amount of commercial loans we could originate. As stated previously we intend to expand this area of lending. In this regard, commercial real estate loans increased 98% during the year ended December 31, 2011 compared to December 31, 2010, and increased from 11.2% of our loan portfolio at December 31, 2010 to 21.3% at December 31, 2011.

We originate a variety of fixed and adjustable rate commercial real estate loans generally with rates fixed for five years and which amortize over a 25-year term. Loans are secured by first mortgages, and amounts generally do not typically exceed 80% of the property’s appraised value for owner occupied properties and 75% for non-owner occupied properties. We require all properties securing commercial real estate loans to be appraised by a board-approved, independent, licensed or certified appraiser. Commercial real estate loans are generally supported by personal guarantees.

Properties securing our commercial real estate loans primarily include business owner-occupied properties, small office buildings and office suites. We generally seek to originate commercial real estate loans with initial principal balances of up to $1.2 million. A majority of all our commercial real estate loans are secured by properties located in our market area.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans, loans secured by a borrower’s savings account or certificate of deposit at Carroll Community Bank, and unsecured overdraft lines of credit. The maximum term on such loans is five years with monthly principal and interest payments. For loans secured by a borrower’s savings account or certificate of deposit, the maximum loan to value ratio is 90% of the account balance and the interest rate is 2.0% above the current interest rate being paid on the account.

Automobile loans may be made for up to 100% of the retail value of the vehicle, although we have no such loans in our portfolio currently. The interest rate for unsecured consumer loans is the prime rate plus 4.0%. At December 31, 2011, consumer loans totaled $193,000 or 0.3% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Loan Originations, Purchases, Sales and Participations. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines. We originate only fixed-rate loans. Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our loan officers or referred by members of our Board of Directors, while most of our commercial real estate loans are generated internally by our loan officers.

Historically, we have retained in our portfolio the majority of loans that we originate, although in limited cases we originate 30-year loans which are sold into the secondary market.

Occasionally we enter into loan purchase participations with other banks. In these circumstances, we generally follow our customary loan underwriting and approval guidelines. In 2011, we purchased $2.2 million of non-owner occupied commercial real estate loan participations and in 2010, we purchased 15 one- to four-family non-owner occupied residential real estate loan participations in the amount of $1.0 million, three non-owner occupied commercial real estate loan participations in the amount of $1.6 million and one owner occupied commercial estate loan participation in the amount of $474,000. At December 31, 2011, we had $4.4 million in outstanding balances from purchased loan participations.

Also in 2010 we purchased 35 residential owner occupied whole loans from another bank in the amount of $3.8 million. At December 31, 2011 the unpaid balance of these loans was $2.2 million.

Due to our loans to one borrower limitation, we have sold some loan participations to other banks. In 2011, we sold $1.6 million of five non-owner occupied commercial real estate loans. In 2010, we sold $410,000 of one non-owner occupied commercial real estate loan and $350,000 of one residential real estate loan. With the increase in our capital position from the stock offering, our limit on the amount of loans to one borrower increased significantly. After the offering we purchased back most of participations we previously sold. At December 31, 2011, we had $451,000 in sold loan participations.

Loan Approval Procedures and Authority. We base our decision to lend primarily on the credit worthiness of the borrower and guarantors, and their capacity to repay the loan from future cash flow. In evaluating the collateral for a proposed non-owner occupied commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Our policies and loan approval limits are approved by the Board of Directors. While our President and Chief Executive Officer has the ability to approve loans up to $500,000, as a matter of practice all loans are generally presented to the Loan Committee for approval. Any loan over $500,000 must be approved by the Loan Committee, except for deposit-secured loans which can be originated by our loan officers without Loan Committee or Board approval.

We require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by the Board of Directors annually.

Investment Securities

At December 31, 2011, 90.3% of our investment securities were classified as available for sale. Our securities portfolio at December 31, 2011, consisted primarily of securities with the following carrying values: $13.6 million of mortgage-backed securities guaranteed by U.S. Government-sponsored enterprises, $1.2 million in municipal bonds and $244,000 in corporate variable bonds.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2011 to December 31, 2010 — Investment Securities Portfolio” for further discussion.

Our President and Chief Executive Officer has the primary responsibility for implementing our investment policy, which was developed by our Asset and Liability Committee and approved by our Board of Directors. The investment policy is reviewed annually by the Board of Directors, and any changes deemed necessary are made pursuant to such review. The overall objectives of our investment policy are to: (i) optimize after-tax income from funds not used to fund loans, consistent with our objectives for liquidity and asset quality standards; (ii) provide liquidity for loan demand, deposit fluctuations or other changes in the balance sheet mix; (iii) provide a source of collateral for pledging purposes; (iv) provide a means to manage interest rate risk; and (v) provide an investment medium to balance the market and credit risk of our other assets and liabilities structure. The policy dictates that investment management should therefore emphasize: (i) the preservation of capital; (ii) strong cash-flow characteristics; (iii) readily-available credit information; (iv) appropriateness of size both as to Carroll Community Bank and as to an obligor’s outstanding debt; (v) eligibility as collateral for public-agency deposits, customer repurchase agreement accounts and pledging purposes; and (vi) broad marketability, as an indicator of quality.

All securities transactions are reported to the Board of Directors on a monthly basis.

Our current investment policy permits investments in U.S. Treasury securities, including securities guaranteed by Ginnie Mae and collateralized mortgage obligations that are exclusively backed by Ginnie Mae, securities issued by U.S. Government agencies, mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae or U.S. government-sponsored agencies and collateralized mortgage obligations that are exclusively backed by government-sponsored enterprises, investment-grade municipal bonds, investment-grade corporate debt securities, certificates of deposit issued by well capitalized financial institutions, Community Reinvestment Act (“CRA”) investments that provide credit to Carroll Community Bank’s CRA rating, and other interest-earning assets, including federal funds sold, interest-bearing deposits with other banks and securities purchased under agreement to resell.

It is not our intention to profit in our investment account from short-term securities price movements. Accordingly, we do not currently have a trading account for investment securities.

We designate a security as either held to maturity or available for sale based upon our ability and intent to hold the security. Securities available for sale are carried at an estimated fair value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the securities available for sale and securities held to maturity portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. The fair values of mortgage-backed securities are based on quoted market prices or, when quoted prices in active markets for identical assets are not available, are based on matrix pricing, which is a mathematical technique that relies on the securities’ relationship to other benchmark quoted prices.

We purchase mortgage-backed securities issued and guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, which constitute the majority of our securities portfolio. Historically, we have invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. Based on our experience, these actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily (loans on properties with five or more units) mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Carroll Community Bank. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Based on our experience, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also have access to short-term lines of credit with our correspondent banks and a line of credit with the Federal Home Loan Bank of Atlanta to supplement cash flow needs. Additional sources of funds are scheduled loan payments, maturing investments, loan repayments and, to a limited extent, the proceeds of loan sales.

Deposits. We generate deposits primarily from within Carroll and Howard Counties in Maryland. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, money market accounts, certificates of deposit, retail and business checking accounts and IRA accounts.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Pursuant to our business plan, we intend to increase the amount of our demand deposit accounts and other accounts on which interest is not paid.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. At December 31, 2011, Federal Home Loan Bank advances totaled $5.0 million, or 5.7%, of total liabilities. Such borrowings are under a line of credit with a variable interest rate, which was 2.29% at December 31, 2011, and which is due August 12, 2018 but callable quarterly by the Federal Home Loan Bank. At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $4.6 million. Advances from the Federal Home Loan Bank of Atlanta are secured by our investment in the stock of the Federal Home Loan Bank of Atlanta as well as by a blanket lien on our residential mortgage loan portfolio. We also have two short-term lines of credit with M&T Bank and Atlantic Central Bankers Bank for an aggregate of $4.0 million.

Personnel

As of December 31, 2011 we had 17 full-time employees and four part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

As a state chartered commercial bank, Carroll Community Bank is supervised and examined by the Maryland Office of the Commissioner of Financial Regulation, and by the FDIC as the insurer of its deposits and its primary federal regulator. Carroll Community Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), governing reserves to be maintained against deposits and other matters. Carroll Community Bank’s relationship with its depositors and borrowers also is regulated by state and federal law, including in matters concerning the ownership of deposit accounts and the form and content of Carroll Community Bank’s loan documents. This system of state and federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Carroll Community Bank is periodically examined by the Maryland Office of the Commissioner of Financial Regulation and the FDIC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following examinations, the Maryland Office of the Commissioner of Financial Regulation and the FDIC prepare reports for the consideration of Carroll Community Bank’s Board of Directors on any operating deficiencies.

As a bank holding company, Carroll Bancorp, Inc. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board, and is subject to certain regulations of the Maryland Office of the Commissioner of Financial Regulation. Carroll Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the FDIC, the Maryland Office of the Commissioner of Financial Regulation, the Federal Reserve Board or Congress, could have a material adverse impact on Carroll Bancorp, Inc., Carroll Community Bank and our operations.

Set forth below is a brief description of the material regulatory requirements that are applicable to Carroll Community Bank and Carroll Bancorp, Inc. The description below is limited to the material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Carroll Community Bank and Carroll Bancorp, Inc.

Banking Regulation

Financial Institutions Article of the Maryland Annotated Code. The Financial Institutions Article of the Maryland Annotated Code (the “Banking Code”), contains detailed provisions governing the organization, operations, corporate powers, commercial and investment authority, branching rights and responsibilities of directors, officers and employees of Maryland banking institutions. The Banking Code delegates extensive rulemaking power and administrative discretion to the Maryland Office of the Commissioner of Financial Regulation in its supervision and regulation of state-chartered banking institutions. The Maryland Office of the Commissioner of Financial Regulation may order any banking institution to discontinue any violation of law or unsafe or unsound business practice.

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Carroll Community Bank, are required to comply with minimum leverage capital requirements. The minimum leverage capital requirement for a bank is the ratio of Tier 1 (core) capital to total assets of not less than 3.0% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to risk-weighted categories ranging from 0.0% to 200.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

At this time the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. The regulators may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Prompt Corrective Action. Under federal action regulations, the FDIC is authorized and, under certain circumstances, required to take supervisory actions against state non-member banks that are not adequately capitalized. Under these regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. Under certain circumstances, the FDIC may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2011, Carroll Community Bank was “well capitalized” for this purpose and their capital exceeded all applicable requirements.

Deposit Insurance Assessments. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits at FDIC insured financial institutions such as Carroll Community Bank. Deposit accounts in Carroll Community Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF, which is currently under-funded.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) changed the way an insured depository institution’s deposit insurance premiums are calculated. The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act also made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% percent to 1.35% of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

As mandated by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments indefinitely if the DIF reserve ratio exceeds 1.5% percent, but provides for decreasing assessment rates when the reserve ratio reaches certain thresholds. Under the new rule, larger insured depository institutions generally pay higher assessments than under the old system, which should offset the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, such as Carroll Community Bank. Assessments were billed off the new rule beginning in the second quarter 2011. Our insurance premium assessments have decreased approximately 40% since the new calculation methodology was implemented.

Maryland Regulatory Assessment. The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Commissioner assesses each banking institution the sum of $1,000, plus $0.08 for each $1,000 of assets of the institution over $1,000,000, as disclosed on the banking institution’s most recent financial report.

Liquidity. Carroll Community Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Carroll Community Bank is also subject to the uniform reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, as of December 31, 2011, amounts in transaction accounts above $10.7 million and up to $58.8 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $58.8 million require reserves of $1,443,000 plus 10 percent of the amount in excess of $58.8 million. For 2012, amounts in transaction accounts above $11.5 million and up to $71.0 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $71.0 million require reserves of $1,785,000 plus 10 percent of the amount in excess of $71.0 million. The Maryland reserve requirements may be used to satisfy the requirements of Regulation D. Carroll Community Bank is in compliance with its reserve requirements.

Loans-to-One-Borrower Limitation. With certain limited exceptions, a Maryland banking institution may lend to a single or related group of borrowers an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Carroll Community Bank is in compliance with the loans-to-one borrower limitations.

Community Reinvestment Act and Fair Lending Laws. Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Carroll Community Bank has a CRA rating of “Outstanding.” In addition, the Equal Credit Opportunity Act and the Fair Housing Act

prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, the Department of Housing and Urban Development, and the Department of Justice, and in private civil actions by borrowers.

Transactions with Related Parties. Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.

Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar transactions. In addition, loans or other extensions of credit by the bank to an affiliate are required to be collateralized in accordance with regulatory requirements, and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates.

Section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders (“insiders”). Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Carroll Community Bank’s capital. Extensions of credit in excess of certain limits must be also be approved by the board of directors.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Federal Home Loan Bank System. Carroll Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Carroll Community Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, Carroll Community Bank was in compliance with this requirement.

Anti-Money Laundering and OFAC. Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program, and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated

Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, it is reviewed by the compliance officer to determine if further action needs to be taken, such as freeze the account, file a suspicious activity report and notify the appropriate authorities.

Consumer Protection Laws. Carroll Community Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Further under the “Interagency Guidelines Establishing Information Security Standards,” banks must implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer information. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•

Source of strength. The Dodd-Frank Act extended the Federal Reserve Board’s “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress

•

Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•

Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act created a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets under $10 billion, like Carroll Community Bank, the CFPB has exclusive rule making, but the FDIC, as Carroll Community Bank’s primary federal regulator, will continue to have examination and enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•

Deposit insurance. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. As discussed above, amendments to the Federal Deposit Insurance Act revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF are calculated. Several of these provisions could increase the FDIC deposit insurance premiums paid by Carroll Community Bank.

•

Enhanced lending limits. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Corporate governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Carroll Bancorp. The Dodd-Frank Act provides the U.S. Securities and Exchange Commission (“SEC”) with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials and directed the SEC and national securities exchanges to adopt rules that: (1) provided stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) will enhance independence requirements for compensation committee members; and (3) will require companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Bank Holding Company Regulation

As a bank holding company, Carroll Bancorp, Inc. is subject to regulation and examination by the Maryland Office of the Commissioner of Financial Regulation and the Federal Reserve Board. Carroll Bancorp, Inc. is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Among other things, the BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of Carroll Bancorp were to exceed certain thresholds, the investor could be deemed to “control” Carroll Bancorp for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, Carroll Bancorp, Inc. may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. In addition, bank holding companies like Carroll Bancorp must be well capitalized and well managed in order to engage in the expanded financial activities permissible only for a financial holding company.

Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The above risk-based and leverage ratio guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2011, Carroll Bancorp, Inc. had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the Federal Reserve Board Policy for Small Holding Companies it must continue to serve as a source of strength for its subsidiary bank.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Carroll Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Item 1A.	Risk Factors

Readers should carefully consider the following risks prior to making an investment decision regarding Carroll Bancorp, Inc. The following risk factors may cause future earnings to be lower or the financial condition less favorable than we expect. In addition, other risks of which we are not currently aware or which we do not believe to be material, may cause earnings to be lower or may cause our financial condition to be worse than expected. Please consider all information contained within this Annual Report on Form 10-K, as well as, the documents incorporated by reference.

The recent economic recession could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could adversely affect our results of operations.

In recent periods, there has been a decline in the housing and real estate markets and the national economy has recently experienced a recession. Although improving, housing market conditions had deteriorated nationally as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. Declines in home prices, increases in foreclosures and high levels of unemployment have adversely impacted the credit performance of real estate related loans, resulting in the write-down of asset values, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. These conditions may not continue to improve or may worsen in the near term. Because a significant portion of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could continue to adversely affect the value of property used as collateral for loans in our portfolio.

The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the stability of the financial markets, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. This market turmoil has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may continue to cause a further reduction in loan demand, and increases in our nonperforming assets, provisions for loan losses, and net charge-offs, any of which would adversely affect our business, financial condition, results of operation and stock price. While the economy is starting to show some signs of stability, we expect that conditions in the financial markets are likely to be difficult in the near future. A worsening of these conditions or a slow recovery would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

We may not be able to generate significant profits in the future.

We generated a loss from operations this year and had a net loss in 2010. While we were profitable in 2011 due to a tax benefit and were profitable prior to 2010, the downturn in the real estate market has significantly impacted our recent results. Although our business plan sets forth a plan for achieving and maintaining profitability, we may not achieve profitability within the timeframe anticipated by management, or ever. Our ability to generate a profit in the future requires successful growth in revenues from loans and management of expenses, among other factors. We expect to recruit additional talented bankers with experience in the commercial real estate sector who will help us attract target customers and grow our commercial real estate business. While we expect the productivity of these additional bankers to exceed their incremental expenses over time, our operating results will be adversely impacted if it does not happen promptly or at all. In addition, our non-interest expenses will continue to increase due to the additional expenses of operating as a public company and the stock-based incentive plans that we plan to implement subject to stockholder approval at our 2012 annual meeting of stockholders. Many factors could adversely affect our short and long term operating performance, including the failure to fully implement our business plan, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

As our loans are concentrated to borrowers in our market area, we have a greater risk of loan defaults and losses if there is an economic downturn in our market area.

The majority of our loans are to individuals and/or secured by properties located in our market area of Carroll and Howard Counties in Maryland. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Sustained high levels of or increases in unemployment or declines in collateral values could be a factor requiring us to make additional provisions to the allowance for loan losses, which would have a negative impact on net income. Additionally, if we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our common stock.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future incurred losses in our loan portfolio, resulting in additions to the allowance and a corresponding decrease to earnings. Our allowance for loan losses was 0.93% of total loans and 92.97% of nonperforming loans at December 31, 2011, and material additions to the allowance could materially decrease our net income. If delinquencies and defaults continue to increase, we may be required to further increase our provision for loan losses. Further, as we expand and diversify our lending activities into commercial real estate and other areas considered to have greater credit risk than one-to four-family lending, we expect that the allowance for loan losses will need to increase.

In addition, bank regulators periodically review our allowance for loan losses and may require an increase in the provision for loan losses or further loan charge-offs to the allowance for loan losses. Any increase in the allowance for loan losses or loan charge-offs might have a material adverse effect on our financial condition and results of operations.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years, the policy of the Federal Reserve Board has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities purchased have been at lower levels than as available prior to 2008. Generally, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. However, our ability to lower interest expense is limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

Changes in interest rates could have a material adverse effect on our operations.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

As a result of our historical focus on one- to four-family residential real estate loans, the majority of our loans have fixed interest rates. Additionally, many of our securities investments have fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our earning assets. For example, as of December 31, 2011, 64.1% of our loans had maturities of more than five years, while 46.1% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

Our policy is to originate fixed-rate balloon residential mortgage loans with maturities of five, ten and 15 years. At December 31, 2011, $48.2 million, or 75.1% of our total loan portfolio, consisted of fixed-rate residential mortgage loans. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk, and could result in decreased net interest income during periods of rising interest rates.

Changes in interest rates create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Alternatively, increases in interest rates may decrease loan demand.

Changes in interest rates also affect the current market value of our investment securities portfolio. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates.

Our liabilities are comprised in large part of certificates of deposit, which totaled $36.1 million, or 43.6% of total deposits, at December 31, 2011. Certificates of deposit have specified terms to maturity, and generally reprice more slowly than deposit accounts without a stated maturity.

Changes in interest rates create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our plan to diversify and expand our loan portfolio to increase commercial real estate loans will expose us to increased lending risks.

Our business plan emphasizes an expansion of our lending activities, particularly with respect to commercial real estate lending. We anticipate that a majority of the growth in our loan portfolio during the period covered by the business plan will be attributable to commercial real estate lending. We have recently hired additional personnel with extensive commercial real estate lending experience.

Commercial real estate loans are considered to have greater credit risk than one-to four-family residential loans because the repayment of such loans typically depends on the successful operations and income stream of the borrower’s business and/or the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one-to four-family owner occupied residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose Carroll Community Bank to greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan.

Part of our strategic plan is to grow our balance sheet by increasing commercial real estate loans. To accomplish this, we anticipate we will add additional lending personnel in year 2013 or 2014. We anticipate that this initiative will enhance long-term stockholder value. However, upon the addition of new lending personnel, we will be required to make increased expenditures for salaries and employee benefits, and it may take some period of time for the new personnel to generate sufficient loan volume to offset these expenditures. Accordingly, we anticipate that, in the short term, net income will be negatively affected.

The nature of our commercial loan portfolio may expose us to increased lending risks.

Many of our commercial real estate loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance. In addition, a substantial portion of our commercial loan portfolio is comprised of participation interests in loans originated by other local banks. While we have underwritten each of these loans to our credit standards, our decision making authority may be limited by the terms of the participation agreement with the originating bank.

Regulatory changes allowing the payment of interest on commercial accounts may negatively impact our core deposit strategy and our net interest income.

Our current core deposit strategy includes increasing our non-interest bearing commercial accounts in order to lower our cost of funds. Recent changes effected by the Dodd-Frank Act, however, permit the payment of interest on such accounts, which was previously prohibited. If our competitors begin paying interest on commercial accounts, this may increase competition from other financial institutions for these deposits and negatively affect our ability to continue to increase commercial deposit accounts, may require us to consider paying interest on such accounts, or may otherwise require us to revise our core deposit strategy, any of which could increase our cost of funds and interest expense and, as a result, decrease our net interest income.

We are dependent upon the services of our president and chief executive officer, and the loss of our president and chief executive officer could adversely affect our operations.

We rely heavily on our President and Chief Executive Officer, Russell J. Grimes. The loss of Mr. Grimes could have a material adverse impact on our operations because he provides valuable services to us and would be difficult to replace. As a small company, we have fewer management-level personnel that have the experience and expertise to readily replace Mr. Grimes. A change in our President and Chief Executive officer or his responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. Although we have entered into an employment agreement with Mr. Grimes, the existence of such agreement does not assure that we will retain his services.

Also, our growth and success is, and our future growth and success will be, in large part, due to the relationships maintained by our banking executives with our customers. The loss of services of one or more of these executives or other key employees could similarly have a material adverse effect on our operations and our business could suffer.

We do maintain life insurance coverage on our senior executive officers through bank-owned life insurance.

Our growth strategy will increase our non-interest expenses and may not be successful.

Our long-term goals are to improve profitability and asset quality by increasing and diversifying our loan portfolio and increasing and improving our deposit mix, as well as growing our assets overall. In this regard, we intend to grow organically (i.e. through making loans and generating profits as a result of our increased capital as a result of our initial public offering as opposed to growing through acquisitions) by opening at least one additional branch within the next three years, although we currently have no specific commitments to do so. As contemplated by our business plan, we intend to hire additional commercial lending personnel in year 2013 or 2014, as part of the planned expansion of our lending activities. Acquiring or building branch offices and hiring new employees to staff these offices would significantly increase our non-interest expenses. Moreover, new branch offices are generally unprofitable for a number of years until they generate sufficient levels of deposits and loans to offset their cost of operations. For these reasons, our growth strategy may have an adverse effect on our earnings.

Our ability to establish new offices depends on whether we can identify advantageous locations and generate new deposits and loans for those locations that will create an acceptable level of net income. If we were to acquire another financial institution or branch thereof, we may not be able to successfully integrate the institution or branch into our operations. Also, the costs to start up new branch facilities or to acquire existing financial institutions or branches thereof, and the additional costs to operate these facilities, will increase our non-interest expense. It may also be difficult to adequately and profitably manage the anticipated growth from the new branches.

If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially and adversely affect our financial condition and results of operation. Further, we may not be successful in our growth strategy, which would negatively impact our financial condition and results of operations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our Internet banking activities or other communication and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. Among our competitors are much larger and more diversified institutions, which have greater resources, name recognition and market presence and offer more products and services than we do. Financial institution competitors in our market area include primarily commercial banks, including banks with a national and regional presence. There are also a number of smaller community-based banks that pursue similar operating strategies as us. Competitive pressures will also likely continue to build as the financial services industry continues to consolidate and as additional non-bank investment options for consumers become available. There are a total of 25 banking institutions operating in Carroll Community Bank’s primary market area counties.

Larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

If our stock of the Federal Home Loan Bank of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own stock of the Federal Home Loan Bank of Atlanta. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Atlanta’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Atlanta stock as of December 31, 2011 was $377,800 based on its par value. There is no market for our Federal Home Loan Bank of Atlanta stock.

Published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a Federal Home Loan Bank, including the Federal Home Loan Bank of Atlanta, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Atlanta stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Higher FDIC insurance premiums and special assessments will adversely affect earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $45,142. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and our growth strategy, and we may be adversely affected by changes in laws and regulations.

Carroll Community Bank is subject to extensive regulation by the Maryland Office of the Commissioner of Financial Regulation and regulation, supervision and examination by the FDIC and Carroll Bancorp, Inc. is subject to regulation and supervision by the Federal Reserve Board and regulation by the Maryland Office of the Commissioner of Financial Regulation. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors of Carroll Community Bank rather than for holders of Carroll Bancorp, Inc.’s common stock. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy, ability to attract and retain personnel and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and Carroll Community Bank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

Further, regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, classification of our assets and determination of the level of our allowance for loan losses. If regulators require Carroll Community Bank to charge-off loans or increase its allowance for loan losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulation, legislation or supervisory action, may have a material impact on our operations. For a further discussion, see “Supervision and Regulation.”

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Carroll Community Bank specifically, at a competitive disadvantage compared to less regulated competitors.

The Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. As discussed above, among other things, the Dodd-Frank Act established the new federal Bureau of Consumer Financial Protection, included provisions that allow financial institutions to pay interest on business checking accounts and broadened the base for FDIC insurance assessments, and also included new restrictions on how mortgage brokers and loan originators may be compensated. The Dodd-Frank Act requires the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Our lending limit may limit our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Specifically, under current law, Carroll Community Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Based on our current capital level, our limit on the amount we can lend to one borrower as of December 31, 2011 was approximately $1.3 million. This limit on the dollar amount we can lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from conducting business with us.

Our management team has a limited history of working together.

Our Board of Directors hired Russell J. Grimes, our current president and chief executive officer, in October 2008. Since October 2008, Mr. Grimes has brought in a new management team of experienced community banking professionals. The members of our management team have a limited history of working together at our institution. If they are unable to work cohesively, or have material disagreements about how best to implement our business strategy, it could adversely affect our financial condition and results of operations.

There is a limited trading market in our common stock, which will hinder the stockholders’ ability to sell our common stock and may adversely affect our stock price.

Although there are market makers in our common stock, our common stock is traded only sporadically. As a result, stockholders may not be able to sell their shares when they desire or sell them at a price equal to or above the price they paid for such shares even if a liquid trading market does develop. This limited trading market for our common stock also may reduce the market value of our common stock. In addition, our public float (which is the total number of our outstanding shares less the shares held by our employee stock ownership plan and our directors and senior officers) is used as a measurement of shares available for trading, is quite limited. This could make it more difficult to sell a large number of shares at one time and could mean a sale of a large number of shares at one time could depress the market price.

Further, while our stock is quoted on the OTC Bulletin Board. The Over-the-Counter (“OTCBB”), the OTCBB is a market with less liquidity and fewer buyers and sellers than securities exchange such as the NASDAQ Stock Market or the New York Stock Exchange. The limited trading market could also result in a wider spread between the “bid” and “ask” prices for the stock. When there is a wide spread between the bid and asked price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

Our share price may fluctuate, which may make it difficult for you to sell your common stock.

The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. As a result, the market price of our common stock may be below the price you want to sell it at if and when you decide to sell your shares of common stock. Factors that may affect market sentiment include:

•	operating results that vary from the expectations of our management or of securities analysts and investors;

•	developments in our business or in the financial service sector generally;

•	regulatory or legislative changes affecting our industry generally or our business and operations;

•	operating and securities price performance of companies that investors consider to be comparable to us;

•	changes in estimates or recommendations by securities analysts;

•	announcements of strategic developments, acquisitions, dispositions, financings and other material events by us or our competitors; and

•	changes in financial markets and national and local economies and general market conditions, such as interest rates and stock, commodity, credit or asset valuations or volatility.

Beginning in 2008 and through the present, the business environment for financial services firms has been extremely challenging. During this period many publicly traded financial services companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies. We may experience market fluctuations that are not directly related to our operating performance but are influenced by the market’s perception of the state of the financial services industry in general and, in particular, the market’s assessment of general credit quality conditions, including default and foreclosure rates in the industry.

While the U.S. and other governments continue efforts to restore confidence in financial markets and promote economic growth, further market and economic turmoil could still occur in the near- or long-term, negatively affecting our business, financial condition and results of operations, as well as the price, trading volume and volatility of our common stock.

Our stock value may be negatively affected by federal regulations and provisions in our articles and bylaws that restrict takeovers.

For three years following our initial public offering, federal regulations prohibit any person from acquiring or offering to acquire more than 10% of Carroll Bancorp, Inc.’s common stock without prior written regulatory approval. Further, our articles of incorporation and bylaws, and Maryland law, contain provisions that may make it more difficult and expensive to pursue a takeover attempt that management opposes, even if the takeover is favored by a majority of our stockholders. These restrictions may have a negative impact on the market price of our common stock.

The recent ratings downgrade of the United States Government may adversely affect us.

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. In August 2011, one rating agency deceased their rating of the United States Government to AA+. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises on negative watch. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States’ credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and the Bank’s financial condition and results of operations is uncertain.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We operate from our main office in Sykesville, Maryland and our full service branch office in Westminster, Maryland, both of which are in Carroll County.

Sykesville - We own the property we use for our headquarters and Sykesville branch, which is located at 1321 Liberty Road in Sykesville, Maryland. The property consists of a 3,600 square foot one-story building plus a basement and includes a drive-through facility and ATM.

Westminster - We opened a Westminster branch in 2005 and it moved to its current location in October 2010. The branch consists of approximately 1,537 square feet in the Westminster Shopping Center located at the corner of Route 140 and Englar Road in Westminster, Maryland. The branch includes an attached drive through facility and a standalone ATM. The shopping center is located at the corner of a four-way intersection for maximum exposure. The lease has a five-year term terminating on August 31, 2015, with one five-year renewal option.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Carroll Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “CROL”. The common stock commenced trading on October 12, 2011. As of March 9, 2012, there were 359,456 shares of common stock outstanding. At that date, the Company had approximately 162 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

The high and low sales prices of Carroll Bancorp, Inc.’s common stock since the initial public offering in October 2011 shown below are based on information posted on the OTC Bulletin Board by broker-dealers. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

			Dividends
Year Ended December 31, 2011	High	Low	Declared
Quarter ended December 31, 2011	$10.50	$9.75	$—

Our Board of Directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements. We currently do not expect to pay dividends in the foreseeable future. In determining whether to pay a cash dividend and the amount of such cash dividend in future periods, our Board of Directors is expected to take into account a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. We cannot assure you that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. We may pay special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable law and regulations, in addition to, or in lieu of, regular cash dividends. We will file a consolidated tax return with Carroll Community Bank. Accordingly, we anticipate that any cash distributions we make to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes. Additionally, during the three-year period following our initial public offering, we will not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

Carroll Bancorp, Inc. is organized under the Maryland General Corporation Law, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. In addition, because Carroll Bancorp, Inc. is a bank holding company the Federal Reserve Board may impose requirements on its payment of dividends. Among other things, the Federal Reserve Board has issued guidance that states, in general, that an entity experiencing financial difficulties should not pay or continue to pay dividends unless (i) the entity’s net income over the prior year is sufficient to fund all dividends and (ii) the earnings retained by the entity is consistent with the entity’s capital needs, asset quality and overall financial condition. There are additional restrictions under Maryland Financial Institutions Law with respect to Carroll Community Bank’s payment of dividends, as discussed below, which is Carroll Bancorp, Inc.’s only source of funds from which dividends to stockholders could be paid.

Under Maryland law, Carroll Community Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Maryland Office of the Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Carroll Community Bank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result Carroll Community Bank being in an unsafe and unsound condition. Any payment of dividends by Carroll Community Bank to us that would be deemed to be drawn out of Carroll Community Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by Carroll Community Bank on the amount of earnings deemed to be removed from the reserves for such distribution. Carroll Community Bank does not intend to make any distribution to us that would create such a federal tax liability.

Item 6. Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	$00,000	$00,000	$00,000
Selected Financial Condition Data	At December 31,
(in thousands)	2011	2010	2009
Total assets	$96,262	$95,590	$93,519
Cash and cash equivalents	9,184	9,154	15,392
Securities available for sale	13,722	17,919	14,627
Securities held to maturity	1,458	808	—
Loans receivable, net	63,587	60,909	56,210
Bank owned life insurance	1,466	1,413	1,356
Deposits	82,651	84,767	82,425
Federal Home Loan Bank advances	5,000	5,000	5,000
Total stockholders’ equity	8,499	5,777	6,013

	$00,000	$00,000	$00,000
Selected Operating Data	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Interest and dividend income	$3,854	$3,903	$4,089
Interest expense	1,204	1,581	2,132

Net Interest income	2,650	2,322	1,957
Provision for loan losses	153	378	429

Net Interest income after provision for loan losses	2,497	1,944	1,528
Noninterest income	410	386	755
Noninterest expense	2,908	2,591	2,281

Income (loss) before income tax expense (benefit)	(1)	(261)	2
Income tax expense (benefit)	(21)	(125)	(2)

Net income (loss)	$20	$(136)	$4

Select Financial Ratios and Other Data	At and For the Years Ended December 31,
	2011	2010	2009
Performance Ratios:
Return on average assets	0.02%	-0.14%	0.00%
Return on average equity	0.31%	-2.26%	0.07%
Interest rate spread (1)	2.94%	2.49%	1.96%
Net interest margin (2)	2.98%	2.55%	2.09%
Efficiency ratio (3)	95.04%	95.69%	84.09%
Noninterest expense to average assets	3.05%	2.72%	2.38%
Average interest-earning assets to average interest-bearing liabilities	102.42%	103.83%	105.94%
Loans to deposits	77.65%	72.65%	68.98%

Asset Quality Ratios:
Past due loans 30 days + to total assets	0.33%	1.24%	3.87%
Non-performing assets to total assets (4)	2.51%	3.25%	3.61%
Non-performing loans to total loans	1.00%	4.73%	5.94%
Allowance for loan losses to non-performing loans	92.97%	23.15%	19.07%
Net charge-offs to average loans	0.38%	0.57%	0.24%
Loan loss provision to net charge-offs	65.36%	108.94%	299.60%

Capital Ratios (5):
Total capital to risk-weighted assets	16.67%	13.64%	15.68%
Tier 1 capital to risk weighted assets	15.51%	12.39%	14.43%
Tier 1 capital to average assets	8.19%	5.86%	6.22%
Equity to assets	8.83%	6.04%	6.43%
Tangible equity to tangible assets	8.83%	6.04%	6.43%

Per Share Data:
Net income, basic	$0.06	N/A	N/A
Book value (6)	$23.64	N/A	N/A
Market price	$10.25	N/A	N/A
Average shares outstanding	337,916	N/A	N/A

Other Data:
Number of offices	2	2	2
Full time equivalent employees	21.0	19.5	18.5

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Nonperforming consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure
(5)	Calculated in accordance with FDIC regulations.
(6)	Book value per share is calculated using the number of common stock shares outstanding of 359,456 as of December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2011 and 2010. This section should be read in conjunction with the Financial Statements and notes to the financial statements that appear elsewhere in this prospectus.

Overview

Historically, we operated as a traditional community savings association. As such, our business consisted primarily of originating one-to four-family real estate loans secured by property in our market area and investing in mortgage-backed and U.S. Agency securities. Typically, one-to four-family loans involve a lower degree of risk and carry a lower yield than commercial real estate and business loans. Our loans are primarily funded by savings accounts and certificates of deposit. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans.

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

Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations. See “Risk Factors” beginning on page 17.

The recent recession and ongoing economic crisis has negatively affected the real estate market in our primary market areas. Due to economic recession, the number of housing units sold in Carroll and Howard Counties declined. These declines have in turn negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market have also affected our ability to make loans in the commercial real estate context, although to a lesser extent. In 2011, however, we have begun to see signs of market stability and we anticipate that as market conditions return to a more normal level, there will be increased mortgage loan opportunities.

The real estate downturn has not significantly affected our investment portfolio or any investment opportunities related to that portfolio, although our portfolio has been negatively impacted by declining interest rates.

During the year ended December 31, 2011, our net interest income increased $328,000, or 14.1%, compared to the year ended December 31, 2010, primarily as a result of lower interest paid on deposits in 2011. We had a net income of $20,000 in 2011, compared to a net loss of $136,000 in 2010, a $156,000 difference, primarily as a result of the increase in net interest income and a decrease in provision for loan losses, partially offset by a increase in non-interest expenses.

In October 2011, we had our initial public offering which added $2.7 million to our overall equity while our deposits decreased by $2.1 million, or 2.3%, during the year ended December 31, 2011. Our loan portfolio grew by $2.7 million, or 4.4%, during the year ended December 31, 2011.

Our Business Strategy

Highlights of our business strategy are as follows:

•

Maintaining capital at “well capitalized” levels. Our policy has always been and will continue to be to protect the safety and soundness of Carroll Community Bank through conservative credit and operational risk management, balance sheet strength, and safe and sound operations. As a result, our capital ratios are in excess of the “well capitalized” standards set by FDIC. We have maintained and seek to maintain “well capitalized” levels of regulatory capital through balance sheet management and additions to capital from profits. The conversion and our initial public offering further increased our capital levels which are helping us to maintain our “well capitalized” status and exceed the requirements to do so.

•

Maintaining a Quality Loan Portfolio While Exercising Prudent Underwriting Standards. While the delinquencies in our loan portfolio have increased during the current economic downturn, we continue to emphasize maintaining strong asset quality by following conservative underwriting criteria, diligently applying our collection efforts, and originating loans secured primarily by real estate. We will continue to focus on asset quality as we seek to expand our commercial lending activities. The increase in our delinquencies was primarily due to the effects of weakened economic conditions on our borrowers. To address increased problem assets, we have placed more attention and resources on loan workouts and, in certain cases, have modified loans with delinquent borrowers. We attribute our low level of net-charge-offs, in part, to these workout efforts. Our net charge offs were 0.38% and 0.57% of our average loans outstanding for the years ended December 31, 2011 and 2010, respectively, while our nonperforming assets at December 31, 2011 and 2010 were $2.4 million, or 2.5% of total assets, and $3.1 million, or 3.3% of total assets, respectively. Of the $2.4 million of nonperforming assets at December 31, 2011, $1.2 million, or 48.4% of total nonperforming assets, are related to two borrower relationships that we believe are adequately collateralized and reserved against. Finally, we annually engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans.

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

•

Expanding Commercial Banking Operations. We hired an experienced commercial loan officer in October 2010 and an additional commercial loan officer in April 2011, and intend to hire additional commercial lenders in the next two to three years to facilitate our loan origination efforts on local real estate investors, builders and other area businesses to capitalize on our commercial banking experience and to further penetrate the markets we serve. As a community-based bank, we believe that we offer high quality customer service by combining locally based management for fast decisions on loan applications and approvals with customized deposit services that are attractive to small and medium sized businesses.

•

Controlling Non-interest Expense. We monitor our expense ratios closely and strive to improve our efficiency ratio through expense control. Our largest non-interest expense is compensation. We work to limit growth of compensation expense by controlling increases in the number of employees to those needed to support our growth and by maximizing the use of technology to increase efficiency.

•

Offering Additional Products and Services. We intend to utilize technology to increase productivity and provide additional products and services, including but not limited to merchant services, online bill payment, ACH, remote deposit capture and relationship pricing. In 2012 we will be looking into mobile banking to see if it is viable new product to offer. We continue to enhance the internet banking services platform currently offered to our business and retail customers. We expect that these new products and services will help to maintain and increase our deposit base and will attract business and retail customers. We analyze the need of products and services and allocate our resources to those areas we believe offer the greatest future potential.

•

Continuing Residential Mortgage Lending. As a community bank we continue our mission of supporting the communities we serve by offering a strong line of traditional single-family residential mortgage products. We offer first and second mortgages of various terms using fixed or adjustable rate products. In addition, we offer home equity loans and lines of credit to support short term financing needs. At December 31, 2011, our loans secured by residential properties amounted to $50.3 million or 78.4% of our total loan portfolio. This includes $3.8 million in second lien loans, including home equity loans and lines of credit. In order to manage our interest rate risk, it is our policy to sell all loans with terms of more than 15 years, which improves our interest rate risk position and non-interest income.

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

•

Expand Our Market Presence and Geographic Reach Through De Novo Branching and Complementary Branch Acquisitions. We continue to seek ways to increase our market penetration to grow our business and expand our geographic reach. The net proceeds from our recent initial public offering will facilitate our ability to add new branch locations, either on a de novo basis or through acquisitions to provide our customers with better access and service in addition to filling any gaps in our footprint. While our business plan indicates our intention to open a new de novo branch office by 2014, any such openings will be subject to, among other factors, market conditions, the economic environment, regulatory approval and the identification of sites which are acceptable to us being available within our targeted expense range. Except as set forth above, we currently have no specific agreements or understandings with respect to any acquisitions or de novo openings.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements contains a summary of our significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as, estimates made by management, are integral to the presentation of our operations and financial condition. These accounting policies require that management make highly difficult, complex, or subjective judgments and estimates at times regarding matters that are inherently uncertain or susceptible to change. Management has discussed these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board of Directors. Additional information regarding these policies can be found in Note 1 to the Consolidated Financial Statements.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income, to be significant accounting policies. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. We consider the allowance for loan losses to be our most significant accounting policy, which is further described in Note 1 to the Consolidated Financial Statements.

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

Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2011 to December 31, 2010

Assets. Our total assets increased $673,000, or 0.7%, to $96.3 million at December 31, 2011 from $95.6 million at December 31, 2010. The increase was due primarily to increases in net loans of $2.7 million, or 4.4%, and foreclosed real estate of $1.6 million partially offset by decreases in securities available for sale of $4.2 million. The mix of our funding sources changed as capital increased by $2.7 million, or 47.1%, due to the recent stock offering offset by the decline in deposits of $2.1 million, or 2.5%.

Loans. At December 31, 2011, net loans were $63.6 million, or 66.1% of total assets, an increase of $2.7 million or 4.4% from $60.9 million at December 31, 2010. This increase was primarily due to commercial real estate loans growing by $6.8 million partially offset by a drop in residential real estate loans of $4.2 million, consistent with our current business strategy.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at December 31, 2011 and 2010:

	At December 31,
	2011		2010
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Residential owner occupied - first lien	$38,586	60.1%	$40,792	66.2%
Residential owner occupied - junior lien	3,829	6.0%	3,892	6.3%
Residential non-owner occupied (investor)	7,899	12.3%	9,833	16.0%
Commercial owner occupied	3,335	5.2%	2,373	3.9%
Other commercial loans	10,349	16.1%	4,526	7.3%
Consumer loans	193	0.3%	212	0.3%

Total loans	64,191	100.0%	61,628	100.0%

Net deferred fees, costs and purchase premiums	(10)		(44)
Allowance for loan losses	(594)		(675)

Total loans, net	$63,587		$60,909

We had no loans held for sale at December 31, 2011 and December 31, 2010.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of the loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential real estate owner occupied - first lien		Residential real estate owner occupied - junior lien		Residential real estate non-owner occupied (investor)
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Twelve Months Ending December 31,
2012	$143	5.72%	$430	7.24%	$359	6.38%
2013	775	5.02%	406	6.52%	925	6.02%
2014	2,236	4.92%	233	5.71%	533	5.62%
2015 to 2016	4,058	4.91%	1,006	6.49%	2,429	5.97%
2017 to 2021	14,175	5.26%	836	4.94%	2,084	6.40%
2022 to 2026	11,075	5.39%	594	5.46%	941	6.36%
2027 and beyond	6,124	5.51%	324	4.78%	628	5.97%

Total	$38,586	5.28%	$3,829	5.89%	$7,899	6.13%

	Commercial real estate owner occupied		Other Commercial Loans		Consumer Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Twelve Months Ending December 31,
2012	$121	7.25%	$—	—	$3	1.95%
2013	253	6.13%	1,245	5.24%	11	5.68%
2014	—	—	419	7.22%	43	2.89%
2015 to 2016	2,249	6.23%	5,050	5.90%	136	2.46%
2017 to 2021	696	6.36%	3,110	5.78%	—	—
2022 to 2026	—	—	—	—	—	—
2027 and beyond	16	5.00%	525	4.68%	—	—

Total	$3,335	6.28%	$10,349	5.78%	$193	2.73%

	Total
	Amount	Weighted Average Rate
Due During the Twelve Months Ending December 31,
2012	$1,056	6.73%
2013	3,615	5.60%
2014	3,464	5.33%
2015 to 2016	14,928	5.70%
2017 to 2021	20,901	5.47%
2022 to 2026	12,610	5.47%
2027 and beyond	7,617	5.46%

Total	$64,191	5.54%

Fixed and Adjustable Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans in our portfolio at December 31, 2011 that are contractually due after December 31, 2012:

	Due After December 31, 2012
(in thousands)	Fixed	Adjustable	Total
Residential owner occupied - first lien	$37,030	$1,413	$38,443
Residential owner occupied - junior lien	3,102	297	3,399
Residential non-owner occupied (investor)	6,833	707	7,540
Commercial owner occupied	3,214	—	3,214
Other commercial loans	9,534	815	10,349
Consumer loans	190	—	190

Total loans	$59,903	$3,232	$63,135

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at December 31, 2011 and 2010:

	At December 31,
	2011		2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. government sponsored agencies	$—	$—	$2,472	$2,447
U.S. government sponsored mortgage-backed securities:
Guaranteed by GNMA	860	882	1,591	1,611
Guaranteed by FNMA and FHLMC	12,782	12,840	13,807	13,861

Total securities available for sale	13,642	13,722	17,870	17,919

Investment securities held to maturity:
Municipal obligations	1,214	1,241	808	776
Other securities	244	244	—	—

Total securities held to maturity	1,458	1,485	808	776

Total investment securities	$15,100	$15,207	$18,678	$18,695

All of our mortgage-backed securities were issued by U.S. government agencies or government-sponsored enterprises. Total securities decreased $3.5 million, or 18.9%, to $15.2 million, or 15.8% of total assets, at December 31, 2011 from $18.7 million, or 19.6% of total assets, at December 31, 2010. The decrease in the investment portfolio is due to the deployment of funds for the origination of loans. The net unrealized gains on individual residential mortgage-backed securities as of December 31, 2011 and 2010 were the result of changes to current market interest rates as compared to the original purchase yield of the security. At December 31, 2011 and 2010, we had three and ten mortgage-backed securities with unrealized losses, respectively.

During the twelve months ended December 31, 2011 and 2010, gains on sales of securities available for sale totaled $218,000 and $229,000 respectively. The gains realized during those periods were the result of asset/liability management decisions based on market conditions at the time the sale transaction.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
(Dollars in thousands)	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate
Securities available for sale:
U.S. government sponsored agencies	$—	—	$—	—	$—	—	$—	—	$—	—
U.S. government sponsored mortgage-backed securities	—	—	—	—	7,136	1.71%	6,506	2.08%	13,642	1.89%

Total securities available for sale	—	—	—	—	7,136	1.71%	6,506	2.08%	13,642	1.89%

Securities held to maturity:
Municipal obligations	—	—	620	2.12%	482	2.83%	112	3.59%	1,214	2.54%
Other securities	—	—	244	2.00%	—	—	—	—	244	2.00%

Total securities held to maturity	—	—	864	2.09%	482	2.83%	112	3.59%	1,458	2.45%

Total securities	$—	—	$864	2.09%	$7,618	1.78%	$6,618	2.11%	$15,100	1.94%

Bank-Owned Life Insurance. We invested in bank-owned life insurance in 2009 to help us offset the costs of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2011, the aggregate cash surrender value of these policies was $1.5 million.

Premises and Equipment. Premises and equipment decreased slightly during 2011 due to no major expenditures were incurred during the year.

Deposits. We accept deposits primarily from the areas in which our offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and retail checking accounts and individual retirement accounts. We do not currently accept brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are reviewed and updated on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Our deposits decreased $2.1 million, or 2.5%, to $82.6 million at December 31, 2011 from $84.8 million at December 31, 2010. The decrease resulted from a $3.4 million decrease in the level of certificates of deposit and a $2.5 million decrease in savings accounts from our lowering the rates we pay to a level that is more in line with the average rates paid in our area. This was partially offset by an increase in $2.4 million in money market deposits and $1.4 million, or 34.9%, increase in demand and NOW accounts. Increasing the number of accounts and balances of our demand and NOW accounts is one of our key business strategies.

At December 31, 2011, we had a total of $36.1 million in certificates of deposit, of which $16.6 million had remaining maturities of one year or less. Based on historical experience and current market interest rates, we believe we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2011.

The following table sets forth the distribution of total deposit accounts, by account type, at December 31, 2011 and 2010:

	At December 31,
	2011			2010
(Dollars in thousands)	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
Savings accounts	$36,563	44.3%	0.50%	$39,083	46.2%	0.81%
Certificates of deposit	36,056	43.6%	1.99%	39,450	46.5%	2.32%
Money market accounts	4,497	5.4%	0.68%	2,132	2.5%	0.94%
Demand and NOW accounts	5,535	6.7%	0.11%	4,102	4.8%	0.16%

	$82,651	100.0%	1.13%	$84,767	100.0%	1.48%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100,000 as of December 31, 2011:

(in thousands)	At December 31, 2011
Three months or less	$685
Over three months through six months	100
Over six months through one year	4,287
Over one year to three years	4,508
Over three years	2,222

$11,802

The following table sets forth, by interest rate ranges, the maturity periods of our certificates of deposit at December 31, 2011:

	At December 31, 2011
	Period to Maturity
(Dollars in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Interest rate:
Less than 2.00%	$12,728	$6,742	$325	$3,214	$23,009	63.8%
2.00% to 3.99%	1,976	1,965	1,655	1,792	7,388	20.5%
4.00% to 5.99%	1,933	3,726	—	—	5,659	15.7%

	$16,637	$12,433	$1,980	$5,006	$36,056	100.0%

Percent of Total	46.1%	34.5%	5.5%	13.9%	100.0%

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $4.6 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated. Such borrowings are under a line of credit with a variable interest rate, which was 2.29% at December 31, 2011, and which is due August 12, 2018 but callable quarterly by the Federal Home Loan Bank.

	At or For the Years Ended December 31,
(Dollars in thousands)	2011	2010
Balance at end of period	$5,000	$5,000
Average balance during period	5,000	5,000
Maximum outstanding at any month end	5,000	5,000
Weighted average interest rate at end of period	2.29%	2.29%
Average interest rate during period	2.29%	2.29%

Stockholders’ Equity. At December 31, 2011, stockholders’ equity was $8.5 million, an increase of $2.7 million, or 47.1%, from $5.8 million at December 31, 2010. The increase was attributable to our initial public offering, which closed on October 12, 2011 and pursuant to which we issued 359,456 shares of common stock at $10.00 per share for gross proceeds of $3.6 million, reduced by offering costs of $707,000 and unallocated ESOP shares of $205,000, for net proceeds of $2.7 million.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as we held insignificant balances of tax-advantaged interest-earning assets during the years indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended December 31,
	2011			2010
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
Interest-earning assets:
Loans	$62,132	$3,424	5.51%	$61,348	$3,411	5.56%
Investment securities	18,898	390	2.06%	15,759	428	2.72%
Certificates of deposit	1,585	20	1.26%	2,395	31	1.29%
Interest earning deposits	5,525	18	0.33%	10,134	29	0.29%
Federal funds sold	806	2	0.25%	1,339	4	0.30%

Total interest-earning assets	88,946	3,854	4.33%	90,975	3,903	4.29%

Noninterest-earning assets	6,530			4,301

Total assets	$95,476			$95,276

Interest-bearing liabilities:
Savings accounts	$38,710	259	0.67%	$38,754	452	1.17%
Certificates of deposit	37,024	796	2.15%	40,893	1,002	2.45%
Money market accounts	3,325	27	0.81%	645	6	0.93%
Now accounts	2,787	6	0.22%	2,328	5	0.21%

Total interest-bearing deposits	81,846	1,088	1.33%	82,620	1,465	1.77%
Federal Home Loan Bank advances	5,000	116	2.32%	5,000	116	2.32%

Total interest-bearing liabilities	86,846	1,204	1.39%	87,620	1,581	1.80%

Noninterest-bearing deposits	2,008			1,538
Noninterest-bearing liabilities	132			109

Total liabilities	88,986			89,267
Equity	6,490			6,009

Total liabilities and capital	$95,476			$95,276

Net interest income		$2,650			$2,322

Net interest rate spread (1)			2.94%			2.49%
Net interest-earning assets (2)	$2,100			$3,355

Net interest margin (3)			2.98%			2.55%

Average interest-earning assets to interest-bearing liabilities	102.42%			103.83%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (change in volume multiplied by old rate), the rate column shows the effects attributable to changes in rate (change in rate multiplied by old volume) and the rate/volume column shows the effects attributable to changes in rate and volume (change in rate multiplied by change in volume).

	For the Years Ended December 31,
	2011 vs 2010
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$44	$(31)	$—	$13
Investment securities	85	(102)	(21)	(38)
Certificates of deposit	(10)	(1)	—	(11)
Interest earning deposits	(13)	4	(2)	(11)
Federal funds sold	(2)	—	—	(2)

Total interest income (1)	(87)	39	(1)	(49)

Interest expense on:
Savings accounts	(1)	(192)	—	(193)
Certificates of deposit	(95)	(123)	12	(206)
Money market accounts	25	(1)	(3)	21
Now accounts	1	—	—	1

Total interest-bearing deposits	(14)	(366)	3	(377)
Federal Home Loan Bank advances	—	—	—	—

Total interest expense (1)	(14)	(366)	3	(377)

Change in net interest income	$(73)	$405	$(4)	$328

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

General. For the year ended December 31, 2011, net income was $20,000, or $0.06 earnings per share, compared to a net loss of $136,000 for the year ended December 31, 2010 or an increase of $156,000. Net income was significantly impacted in both years by loan loss provision expense attributable to nonperforming loans and by write-downs on other real estate owned as well as the impact of the income tax benefit. Net interest income increased by $328,000, or 14.1% and noninterest income increased by $25,000, or 6.4%, partially offset by an increase in non-interest expense of $317,000, or 12.2%.

Net Interest Income. Net interest income increased by $328,000, to $2.6 million for the year ended December 31, 2011 from $2.3 million for the year ended December 31, 2010, as a result of a decrease in interest expense partially offset by a slight decrease in interest income. Our net interest rate spread and net interest rate margin were 2.94% and 2.98%, respectively, for the year ended December 31, 2011 compared to 2.49% and 2.55% for the year ended December 31, 2010.

Interest Income. Total interest income decreased by $49,000, or 1.3%, remaining at $3.9 million for the years ended December 31, 2011 and December 31, 2010, due to decreases in the average balance of interest-earning assets, partially offset by increases in the average yield earned on interest earning assets. Average interest-earning assets decreased by $2.0 million, or 2.2%, to $88.9 million for the year ended December 31, 2011 from $91.0 million for the year ended December 31, 2010. The average yield on interest-earning assets increased to 4.33% for the year ended December 31, 2011 from 4.29% for 2010. The average yield on loans and investment securities decreased, while the yield on interest-earning deposits increased, from the previous period. Please see “—Average Balances and Yields” and “—Rate/Volume Analysis” for more detailed information regarding the impact of changes in average balances and yield on net interest income and margin.

Interest income on loans increased $13,000, or 0.4%, remaining at $3.4 million for the year ended December 31, 2011 and the year ended December 31, 2010. This increase is a result of higher average loans balances during the year ended December 31, 2011, partially offset by a five basis point decrease in the average yield on loans. Average loans increased approximately $784,000, or 1.3%, to $62.1 million during 2011 from $61.3 million during 2010. This increase was primarily attributable to our increasing emphasis on commercial real estate loan originations during 2011. The average yield on loans receivable decreased slightly to 5.51% for the year ended December 31, 2011 from 5.56% for the year ended December 31, 2010. The decrease in average yield was primarily attributable to the origination of new loans in a generally lower interest rate environment and the repayment or refinance of higher rate loans.

Interest income on investment securities decreased by $38,000, or 8.9%, to $390,000 for the year ended December 31, 2011 from $428,000 for the year ended December 31, 2010. This decrease was due primarily to the portfolio yield declining as a result of the sale higher-yielding securities during 2010 and 2011 and new investments purchased in a lower interest rate environment, partially offset by an increase in the average balances of investment securities during 2011. The portfolio yield declined to 2.06% for the year ended December 31, 2011 from 2.72% for the year ended December 31, 2010, while the average balance of investment securities increased by $3.1 million, or 19.9%, to $18.9 million during 2011 from $15.8 million during 2010.

Interest income on certificates of deposit decreased $11,000, or 35.5%, to $20,000 for the year ended December 31, 2011 compared to $31,000 for the year ended December 31, 2010 due primarily to the decrease in average balances for 2011. The average balances on certificates of deposit decreased $810,000, or 33.8%, to $1.6 million during the year ended December 31, 2011 from $2.4 million during the year ended December 31, 2010.

Interest income on interest-earning deposits decreased $11,000, or 37.9%, to $18,000 during the year ended December 31, 2011 from $29,000 during the year ended December 31, 2010 due primarily to the decrease in the average balances during 2011. The average balance on interest-earning deposits decreased $4.6 million, or 45.5%, to $5.5 million during the year ended December 31, 2011 from $10.1 million during the year ended December 31, 2010.

Interest Expense. Total interest expense decreased by $377,000, or 23.8%, to $1.2 million for the year ended December 31, 2011 from $1.6 million for the year ended December 31, 2010. This decrease in interest expense was primarily due to decreases in the average cost of interest-bearing liabilities as well as, to a much lesser extent, a decrease in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities declined to 1.39% during the year ended December 31, 2011 from 1.80% during the year ended December 31, 2010, while average interest-bearing liabilities decreased by $774,000, or 0.9%, to $86.8 million during 2011 from $87.6 million during 2010.

Interest expense on deposits decreased by $377,000, or 25.7%, to $1.1 million for the year ended December 31, 2011 from $1.5 million for the year ended December 31, 2010. This was primarily the result of decreases in the average rate paid on interest-bearing deposits during 2011 compared to 2010. The average rate paid on interest-bearing deposits dropped to 1.33% during the year ended December 31, 2011 from 1.77% during the year ended December 31, 2010, while the average balance of interest-bearing deposits decreased $774,000 to $81.8 million during 2011 from $82.6 million during 2010. These decreases are primarily attributable to reductions in interest expense on certificates of deposit and savings accounts. The average rate on certificates of deposit decreased to 2.15% during the year ended December 31, 2011 from 2.45% during the year ended December 31, 2010, and the average balance of certificates of deposit decreased to $37.0 million during 2011 from $40.9 million during 2010, while the rate on our savings accounts decreased to 0.67% during 2011 from 1.17% during 2010 with the average balance of savings accounts remaining essentially unchanged. The continued historically low level of market interest rates enabled us to significantly reduce the rate of interest paid on deposit products during 2011.

Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Based on management’s evaluation of the above factors, the provision for loan losses decreased by $225,000, or 59.5%, to $153,000 for the year ended December 31, 2011 from $378,000 for the year ended December 31, 2010. The decrease in the provision for loan losses was due to a lower level of specific reserves during 2011 as a result of our having fewer nonperforming loans for which a provision had not already been taken. During the years ended December 31, 2011 and 2010, we had net charge-offs of $234,000 and $347,000, respectively.

Non-interest Income. The following table summarizes changes in non-interest income for the years ended December 31, 2011 and 2010:

	For the Years Ended
	December 31,		Change (1)
(Dollars in thousands)	2011	2010	Amount	%
Increase in cash surrender value - life insurance	$53	$57	$(4)	-7.0%
Customer service fees	69	42	27	64.3%
Loan fee income	37	48	(11)	-22.9%
Other income	27	7	20	—

Non-interest income before net gains	186	154	32	20.8%
Gain on sale of securities available for sale	218	229	(11)	-4.8%
Gain on loans held for sale	7	3	4	—

Net gains	225	232	(7)	-3.0%

Total non-interest income	$411	$386	$25	6.5%

(1)	For percentage change greater than 99%, percentage change will not be shown

Non-interest income increased $25,000, or 6.5%, to $411,000 during the year ended December 31, 2011 from $386,000 for the year ended December 31, 2010. The primary reason for the increase was a $27,000, or 64.3%, increase in customer service charges and a $20,000 increase in other income partially offset by decreases in loan fee income and gains from the sale of securities available for sale of $11,000 for each. The increase in customer service charges was due to the higher volume of ATM transaction and surcharge fees and overdraft fees. The increase in other income was primarily the result of rental income collected on OREO property in 2011. The decrease in loan fee income was due to the decline in late fees and application fees collected on residential real estate loans.

Non-interest Expenses. The following table summarizes changes in non-interest expenses for the years ended December 31, 2011 and 2010:

	For the Years Ended
	December 31,		Change (1)
(Dollars in thousands)	2011	2010	Amount	%
Salaries and employee benefits	$1,332	$1,236	$96	7.8%
Premises and equipment	297	231	66	28.6%
Data processing	308	249	59	23.7%
Professional fees	257	253	4	1.6%
FDIC insurance	99	144	(45)	-31.3%
Directors’ fees	108	92	16	17.4%
Corporate insurance	50	54	(4)	-7.4%
Printing and office supplies	50	46	4	8.7%
Provision for real estate acquired through foreclosure	107	12	95	—
Other operating expenses	300	274	26	9.5%

Total non-interest expenses	$2,908	$2,591	$317	12.2%

(1)	For percentage change greater than 99%, percentage change will not be shown

Non-interest expenses increased by $317,000, or 12.2%, to $2.9 million for the year ended December 31, 2011 from $2.6 million for the year ended December 31, 2010. The largest increases were in other operating expenses, compensation and employee benefits and premises and equipment expenses.

Compensation and employee benefits increased by $96,000, or 7.8%, to $1.3 million for the year ended December 31, 2011 from $1.2 million for the year ended December 31, 2010. The primary reason for this increase is the hiring of an additional commercial loan officer and merit, promotion and position salary increases.

Premises and equipment expenses increased $66,000, or 28.6%, to $297,000 for the year ended December 31, 2011 from $231,000 for the year ended December 31, 2010 primarily as a result of the depreciation impact for new fixed assets in connection with the new building for our Westminster branch that opened in October 2010 and increased lease costs for this new location.

Data processing expenses increased $59,000, or 23.7%, to $308,000 for the year ended December 31, 2011 from $249,000 for the year ended December 31, 2010 due to the addition of new core processing products and higher costs for ATM network and internal network processing.

Professional fees increased slightly by $4,000, or 1.6%, to $257,000 during the year ended December 31, 2011 from $253,000 during the year ended December 31, 2010. In 2011, professional fees included increased legal, regulatory, and accounting costs necessary to operate as a public company, while 2010 included legal and regulatory costs associated with the change in the Bank’s charter to a state-chartered mutual savings bank from a federal thrift charter and the change in its name to Carroll Community Bank from Sykesville Federal Savings Association.

FDIC insurance premiums decreased by $45,000, or 31.3%, to $99,000 for the year ended December 31, 2011 from $144,000 in the year ended December 31, 2010. This decrease was the result of the change in methodology for the calculation of the FDIC insurance premium in 2011.

Provision for real estate acquired through foreclosure increased by $95,000 to $107,000 for the year ended December 31, 2011 from $12,000 for the year ended December 31, 2010. The increase was due to the increase in the number of foreclosed properties and the continued decline in real estate property values.

Director fees increased $16,000, or 17.4%, to $108,000 for the year ended December 31, 2011 from $92,000 for the year ended December 31, 2010 due to the increase in the number of directors in 2011and additional board meetings associated with the initial public offering.

We expect our non-interest expense will continue to increase in the immediate future as a result of the increased legal, regulatory and accounting costs associated with managing a public company, increased compensation expenses associated with the purchases of shares of common stock by our employee stock ownership plan, and the implementation of two stock-based benefit plans, if approved by our stockholders at our 2012 annual meeting of stockholders.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2011 was $21,000 compared to a benefit of $125,000 in 2010. The decreased tax benefit is primarily the result of the change in the net loss before income taxes and our investment in the bank-owned life insurance.

Total Comprehensive Income (Loss). Total comprehensive income (loss) for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income (loss) was $39,000 and $(236,000) for the years ended December 31, 2011 and 2010, respectively. The increase of $275,000 in total comprehensive income resulted from an increase of $124,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale and an increase of $156,000 in net income.

Nonperforming and Problem Assets

Management performs reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner. Customers are sent by first class mail a reminder notice ten days after they miss their payment due date and a late charge notice 15 days after they miss their payment due date. Customers who are delinquent appear on our less than 30 day delinquency report twice a month, on the 1st and the 16th. Once on the delinquency report, our loan offices attempt to contact customers and attempt to secure payment. For loans secured by a dwelling, on the 45th day of delinquency customers are sent a letter of our intent to foreclose by our attorney. Such residential borrowers are also sent a HAMP (Making Home Affordable) application to ascertain if there are reasons that have prohibited them from making a payment and if it has been resolved. On the 90th day of delinquency, our attorney files to become our substitute trustee. After such filing (dependent on courts and judges) the applicable borrower or borrowers are served with a foreclosure notice. Once served, a sale date is set for 45 days later.

When in the best interests of Carroll Community Bank and the customer, we will do a troubled debt restructure with respect to a particular loan. When not possible, we are aggressively moving loans through the legal and foreclosure process within applicable legal constraints.

Non-Performing Assets. Loans are placed on non-accrual status when payment of principal or interest is 90 days or more past due. Loans are also placed on non-accrual status if management has serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans are evaluated and valued at the time the loan is identified as impaired on a case by case basis, at the lower of cost or market value. Market value is measured based on the value of the collateral securing the loan. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by us; such appraisals were generally three months old at December 31, 2011 and less than two months old at December 31, 2010. Appraised values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. The difference between the appraised value and the principle balance of the loan will determine the specific allowance valuation required for the loan, if any. Nonperforming loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

The recent deterioration in the real estate market has resulted in a decrease in the collateral value for many of the properties securing our classified loans. For some classified loans this has required a specific reserve when such loans become nonperforming or substandard. For other classified loans, while the value of some of the properties securing the loans has decreased, their values still exceed the carrying value of the corresponding loan requiring no specific valuation allowance. It is our practice to obtain updated appraisals if there is a material change in market conditions or if we become aware of new or additional facts that indicate a potential material reduction in the value of any individual property collateral.

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

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and OREO (which includes real estate acquired through, or in lieu of, foreclosure) at December 31, 2011 and 2010:

	At December 31,
(Dollars in thousands)	2011	2010
Non-accrual loans:
Residential owner occupied - first lien	$619	$1,603
Residential owner occupied - junior lien	20	—
Residential non-owner occupied (investor)	—	679
Commercial owner occupied	—	—
Other commercial loans	—	634
Consumer loans	—	—

Total non-accrual loans	639	2,916

Foreclosed real estate:
Residential owner occupied - first lien	1,530	190
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	243	—

Total foreclosed real estate	1,773	190

Total non-performing assets	$2,412	$3,106

Ratios:
Non-performing loans to total loans	1.00%	4.73%
Nonperforming assets to total assets	2.51%	3.25%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at December 31, 2011 and 2010:

	At December 31,
	2011		2010
(Dollars in thousands)	Number	Amount	Number	Amount
Loans 60 to 89 days delinquent:
Residential owner occupied - first lien	1	$10	—	$—
Residential owner occupied - junior lien	—	—	1	55
Residential non-owner occupied (investor)	—	—	—	—
Commercial owner occupied	—	—	1	23
Other commercial loans	—	—	—	—
Consumer loans	—	—	—	—

Total Loans 60 to 89 days delinquent	1	10	2	78

Loans 30 to 59 days delinquent:
Residential owner occupied - first lien	2	241	5	1,060
Residential owner occupied - junior lien	2	66	1	46
Residential non-owner occupied (investor)	—	—	—	—
Commercial owner occupied	—	—	—	—
Other commercial loans	—	—	—	—
Consumer loans	—	—	—	—

Total Loans 30 to 59 days delinquent	4	307	6	1,106

Total past due loans	5	$317	8	$1,184

There were no loans contractually past due 90 days or more and still accruing interest at December 31, 2011.

Trouble Debt Restructurings. For the twelve months ended December 31, 2011, two loans were modified with aggregate balances of $327,000 that were classified as a troubled debt restructure (“TDR”). During 2010 a total of three loans with balances of $994,000 were classified as a TDR. The TDR loans were modified due to the borrower’s financial difficulties. In each case the interest rate was lowered to the current market rate offered by the Bank and all past due interest and fees were capitalized as part of the new loan balance. The two loans restructured in 2011 were performing at the time of the restructure and were classified as performing loans after the restructure. The three TDR loans in 2010 were nonperforming at the time of restructure and were classified as nonperforming nonaccrual loans after the restructure.

TDRs that are classified as nonaccrual loans remain nonperforming until the borrower has made at least six consecutive payments based on the contractual terms of their new loan. At that time, the loan may become performing based on management’s determination. Interest collected during the nonaccrual period is recognized as interest income on a cash basis.

A performing TDR will no longer be reported as a TDR in calendar years after the year of the restructuring if the effective interest rate is equal or greater than the market rate for credits with comparable risk. At December 31, 2011, we had two troubled debt restructured residential real estate loans with aggregate outstanding balances of $327,000.

Foreclosed Real Estate. Real estate we acquire as a result of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost, which is the unpaid balance of the loan plus estimated foreclosure costs, or fair value at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached up to the property’s net realizable value, then such costs would be charged against income in the current period. We had foreclosed real estate of $1.8 million at December 31, 2011 and $190,000 at December 31, 2010.

Classification of Loans. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets is subject to review by the Maryland Commissioner of Financial Regulation and the FDIC. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of criticized loans (classified loans and loans designated as special mention) as of December 31, 2011 and 2010:

	At December 31,
(in thousands)	2011	2010
Classified loans:
Substandard	$639	$2,916
Doubtful	—	—
Loss	—	—

Total classified loans	639	2,916
Special mention	466	693

Total criticized loans	$1,105	$3,609

At December 31, 2011, total criticized loans consisted of $639,000 in nonaccrual loans and $466,000 of performing loans that were considered special mention all of which were residential real estate loans. At December 31, 2010, total criticized loans consisted of $2.9 million of non-accrual loans (consisting of $2.3 million in residential real estate and home equity loans and lines of credit and $634,000 in commercial real estate loans) and $693,000 of performing loans that were considered special mention (consisting of $228,000 in residential real estate loans and $465,000 in commercial real estate loans).

For a discussion of these substandard loans as they relate to the allowance for loan losses as well as a discussion as to how we calculate the allowance, see Note 4 to the Consolidated Financial Statements, “Credit Quality of Loans and Allowance for Loan Losses”.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2011	2010
Balance at beginning of period	$675	$644
Charge-offs:
Residential owner occupied - first lien	57	321
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	42	—
Commercial owner occupied		—
Other commercial loans	135	29
Consumer loans	—	—

Total Charge-offs	234	350

Recoveries:
Residential owner occupied - first lien	—	3
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total Recoveries	—	3

Net charge-offs	234	347
Provision for loan losses	153	378

Balance at end of period	$594	$675

Ratios:
Net charge-offs to average loans	0.38%	0.57%
Allowance for loan losses to non-performing loans	92.97%	23.15%
Allowance for loan losses to total loans	0.93%	1.10%

For additional information with respect to the portions of the allowance for loan losses attributable to our loan classifications, see “—Allocation of Allowance for Loan Losses.” For additional information with respect to nonperforming loans and delinquent loans, see “—Nonperforming and Problem Assets—Nonperforming Assets” and “—Nonperforming and Problem Assets—Delinquent Loans.”

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2011		2010
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate Loans:
Residential owner occupied first lien	$334	60.1%	$354	66.2%
Residential owner occupied junior lien	32	6.0%	15	6.3%
Residential non-owner occupied (investor)	69	12.3%	110	16.0%
Commercial owner occupied loans	33	5.2%	23	3.9%
Other commercial other loans	126	16.1%	173	7.3%
Consumer loans	—	0.3%	—	0.3%

Total	$594	100.0%	$675	100.0%

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our Board of Directors has established an Asset Liability Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Historically, we operated as a traditional savings association. Therefore, the majority of our assets consist of longer-term, fixed rate residential mortgage loans, which we funded primarily with savings accounts and certificates of deposit. In an effort to improve our earnings and to decrease our exposure to interest rate risk, we have shifted our focus to originating more commercial real estate loans, which generally have shorter maturities than one- to four-family residential mortgage loans.

In addition to the above strategies with respect to our lending activities, we have used the following strategies to reduce our interest rate risk:

•	increasing our personal and business checking accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	limiting short-term borrowings; and

•	maintaining a well capitalized bank.

We have not conducted hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

In addition, changes in interest rates can affect the fair values of our financial instruments. During the year ended December 31, 2011, decreases in market interest rates were the primary factors in the increases in the fair values of our loans and deposits.

Net Portfolio Value. An institution’s net portfolio value or “NPV” is the difference between the present value of its assets and liabilities, and would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Quantitative Analysis. The table below sets forth, as of December 31, 2011, the estimated changes in our NPV that would result from the designated instantaneous changes in the interest rate yield curve.

		Estimate Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in interest rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points

+300	$10,302	$(2,750)	-21.1%	11.62%	(169)bp
+200	11,465	(1,587)	-12.2%	12.48%	(83)bp
+100	12,530	(522)	-4.0%	13.17%	(14)bp
0	13,052			13.31%
-100	12,644	(408)	-3.1%	12.64%	(67)bp

(1)	Assume interest rate changes (up and down) in increments of 100 basis points.
(2)	NPV is the discounted present value of expected cash flows from assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-bearing assets.
(4)	NPA Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs, or loan repayments and deposit decay, respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, short-term lines of credit with correspondent banks, advances from the Federal Home Loan Bank of Atlanta, principal repayments and the sale of securities available-for-sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset and Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011. We anticipate that we will continue to maintain higher liquidity levels as we have done since completion of our initial public offering.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset and liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $9.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2011, we had $1.1 million in loan commitments outstanding, a majority of which was for commercial real estate loans. In addition to commitments to originate loans, we had $2.4 million in unused lines of credit to borrowers, including $1.2 million with respect to consumer loans and $1.2 million for commercial real estate loans. Certificates of deposit due within one year of December 31, 2011 totaled $16.6 million, or $20.1% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2011.

Our primary investing activity is originating loans. During the years ended December 31, 2011 and 2010, we originated $13.5 million and $15.3 million of loans, respectively. During these periods, we purchased $22.2 million and $18.8 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in deposits of $2.1 million during the year ended December 31, 2011. Deposit flows are affected by the overall market level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances remained steady at $5.0 million during both the years ended December 31, 2011 and 2010. At December 31, 2011, we had the ability to borrow up to an additional $4.0 million from our correspondent banks under short-term lines of credit and $4.6 million from the Federal Home Loan Bank of Atlanta.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Banking Regulation—Capital Requirements” and Note 16 of the Notes to the Financial Statements.

The net proceeds from the initial public offering have significantly increased our liquidity and capital resources. Over time, the current level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations have improved by the net proceeds from the offering, resulting in increased interest-earning assets and net interest income. As the net proceeds from the offering are used to fund loan originations versus being invested in securities and interest bearing deposits with other banks our net interest income will show further improvement. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity has been adversely affected.

Off-Balance Sheet Arrangements, Commitments and Aggregate Contractual Obligations

Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate mortgage loans and home equity loans, and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on us.

Outstanding loan commitments and lines of credit at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Commitments to extend credit:
Consumer loans	$13	$—
Commercial loans	1,075	780

	1,088	780

Commitments under available lines of credit:
Consumer loans	1,204	1,418
Commercial loans	1,245	293

	2,449	1,711

Total Commitments	$3,537	$2,491

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2011 or 2010 as a liability for credit loss related to these commitments.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CARROLL BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Carroll Bancorp, Inc.

Sykesville, Maryland

We have audited the accompanying consolidated statements of financial condition of Carroll Bancorp, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carroll Bancorp, Inc. as of December 31, 2011 and 2010, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 5, 2012

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$1,679,478	$786,990
Interest-bearing deposits with depository institutions	7,505,005	7,108,853
Federal funds sold	—	1,258,000

Cash and cash equivalents	9,184,483	9,153,843
Certificates of deposit with depository institutions	1,998,186	1,933,340
Securities available for sale, at fair value	13,722,119	17,918,952
Securities held to maturity (fair value 2011 $1,485,718, 2010 $776,130)	1,458,396	808,351
Loans, net of allowance for loan losses - 2011 $594,000 2010 $675,000	63,586,917	60,909,115
Accrued interest receivable	283,337	251,177
Other equity securities, at cost	526,396	464,000
Bank-owned life insurance	1,466,368	1,413,347
Premises and equipment, net	1,442,044	1,514,298
Foreclosed assets	1,773,200	190,000
Other assets	821,011	1,033,366

Total Assets	$96,262,457	$95,589,789

Liabilities:
Deposits
Noninterest-bearing	$2,522,601	$1,383,246
Interest-bearing	80,128,258	83,383,411

Total deposits	82,650,859	84,766,657
Advances from the Federal Home Loan Bank	5,000,000	5,000,000
Other liabilities	112,818	45,991

Total liabilities	87,763,677	89,812,648

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 and 0 shares at December 31, 2011 and 2010, respectively	3,595	—
Additional paid-in capital	2,883,833	—
Unearned ESOP shares	(204,887)	—
Retained earnings	5,768,122	5,747,842
Accumulated other comprehensive income	48,117	29,299

Total stockholders’ equity	8,498,780	5,777,141

Total liabilities and stockholders’ equity	$96,262,457	$95,589,789

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	For Years Ended December 31,
	2011	2010
Interest income:
Loans	$3,424,293	$3,410,586
Securities available for sale	369,657	426,319
Securities held to maturity	20,247	1,976
Certificates of Deposit	20,238	31,282
Interest-bearing deposits	17,589	28,634
Federal funds sold	1,818	4,256

Total interest income	3,853,842	3,903,053
Interest expense:
Interest on deposits	1,088,075	1,464,821
Interest on borrowings	116,090	116,090

Total interest expense	1,204,165	1,580,911

Net Interest Income	2,649,677	2,322,142
Provision for loan losses	152,831	377,811

Net interest income after provision for loan losses	2,496,846	1,944,331

Non-interest income:
Gain on sale of securities available for sale	218,158	228,721
Gain on loans held for sale	6,444	2,968
Increase in cash surrender value - life insurance	53,021	56,936
Customer service fees	69,157	41,981
Loan fee income	36,813	48,396
Other income	26,989	6,817

Total non-interest income	410,582	385,819
Non-interest expense:
Salaries and employee benefits	1,331,686	1,236,481
Premises and equipment	297,496	230,934
Data processing	308,171	248,993
Professional fees	256,544	252,874
FDIC insurance	99,007	144,254
Directors’ fees	108,150	92,017
Corporate insurance	49,771	53,958
Printing and office supplies	50,526	45,768
Provision for real estate acquired through foreclosure	107,400	12,500
Other operating expenses	299,706	273,503

Total non-interest expenses	2,908,457	2,591,282

Loss before income tax benefit	(1,029)	(261,132)
Income tax benefit	(21,309)	(125,462)

Net income (loss)	$20,280	$(135,670)

Basic/diluted earnings (loss) per share	$0.06	N/A

Basic/diluted weighted average shares outstanding	337,916	N/A

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2010	$—	$—	$—	$5,883,512	$129,516	$6,013,028
Comprehensive income (loss):
Net loss				(135,670)		(135,670)
Other comprehensive income (loss), net of tax:
Net unrealized loss on securities available for sale, net of tax of $(158,300)					(237,450)	(237,450)
Reclassification adjustment for the gain on sale of securities available for sale, net of tax of $91,488					137,233	137,233

Total comprehensive loss:						(235,887)

Balances at December 31, 2010	$—	$—	$—	$5,747,842	$29,299	$5,777,141
Comprehensive income (loss):
Net income				20,280		20,280
Other comprehensive income (loss), net of tax:
Net unrealized loss on securities available for sale, net of tax of $(74,718)					(112,077)	(112,077)
Reclassification adjustment for the gain on sale of securities available for sale, net of tax of $87,263					130,895	130,895

Total comprehensive income:						39,098
Issuance of 359,476 shares of common stock net of offering costs	3,595	2,883,833				2,887,428
Purchase of 21,567 ESOP shares			(215,670)			(215,670)
ESOP shares committed to be released			10,783			10,783

Balances at December 31, 2011	$3,595	$2,883,833	$(204,887)	$5,768,122	$48,117	$8,498,780

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$20,280	$(135,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of securities available for sale	(218,158)	(228,721)
Gain on sale of loans held for sale	(6,444)	(2,967)
Origination of loans held for sale	(653,000)	(219,000)
Proceeds from sale of loans held for sale	659,444	221,967
Amortization and accretion of securities	335,587	247,963
Amortization of deferred loan fees (costs)	6,288	19,828
Provision for loan losses	152,831	377,811
Provision for loss on foreclosed real estate	107,400	12,500
Depreciation of premises and equipment	137,259	89,506
Increase in cash surrender value of bank-owned life insurance	(53,021)	(56,936)
ESOP expense	10,783	—
Increase in accrued interest receivable	(32,159)	(43,654)
Decrease (increase) in deferred income tax	36,740	(36,168)
Decrease (increase) in other assets	163,069	(159,947)
Increase (decrease) in other liabilities	66,826	(34,418)

Net cash provided by operating activities	733,725	52,094
Cash flows from investing activities:
Purchase of securities available for sale	(21,517,411)	(17,992,950)
Purchase of securities held to maturity	(652,680)	(808,515)
Proceeds from sales and redemptions of securities available for sale	20,190,838	10,256,645
Principal collected on securities available for sale	5,439,974	4,258,606
Purchase of certificates of deposit	(1,964,598)	(1,951,347)
Redemption of certificates of deposit	1,899,753	3,300,000
Increase in loans	(4,527,520)	(5,093,400)
Redemption of other equity securities	21,200	—
Purchase of other equity securities	(83,596)	—
Purchase of premises and equipment	(65,005)	(601,060)

Net cash used by investing activities	(1,259,045)	(8,632,021)
Cash flows from financing activities:
(Decrease) increase in deposits	(2,115,798)	2,341,379
Proceeds from initial public offering	3,594,560	—
Payment of stock issuance cost	(707,132)	—
Loan for the purchase of ESOP shares	(215,670)	—

Net cash provided by financing activities	555,960	2,341,379

Net increase (decrease) in cash and cash equivalents	30,640	(6,238,548)
Cash and cash equivalents, beginning balance	9,153,843	15,392,391

Cash and cash equivalents, ending balance	$9,184,483	$9,153,843

Supplemental disclosure of cash flow information:
Interest paid	$1,208,166	$1,587,247
Income taxes paid (refund)	$(118,093)	$8,477

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$1,690,600	$202,500

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

Carroll Bancorp, Inc. a Maryland corporation (the “Company”) was incorporated on February 18, 2011, to serve as the holding company for Carroll Community Bank (the “Bank”), a state chartered commercial bank. On October 12, 2011, in accordance with a Plan of conversion adopted by its Board of Directors and approved by its members, the Bank converted from a Maryland chartered mutual savings bank to a state chartered commercial bank. The conversion was accomplished through formation of the Company to serve as the holding company of the Bank, the sale and issuance of 359,456 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $2,671,758, net of offering expenses and employee stock ownership plan (“ESOP”) shares of $922,803, and the issuance of shares of common stock of the Bank to the Company. Approximately 85% of the net proceeds of the offering, or $2,456,000, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion, the Bank’s Board of Directors adopted an ESOP which subscribed for 6% of the number of shares, or 21,567 shares, of common stock sold in the offering. The Company’s common stock began trading on the Over the Counter Bulletin Board under the symbol “CROL” on October 12, 2011.

The Bank (formerly Sykesville Federal Savings Association) is headquartered in Sykesville, Maryland. The Bank is a community-oriented financial institution providing financial services to individuals, families and businesses through two banking offices located in Sykesville and Westminster, Maryland. The Bank is subject to the regulation, examination and supervision by the State of Maryland Department of Licensing and Regulation and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. Its primary deposits are certificate of deposit, savings and demand accounts and its primary lending products are residential and commercial real estate loans.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions between the Company and the Bank have been eliminated.

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

Credit Risk Concentrations

Most of the Bank’s activities are with customers within Carroll and Howard Counties of Maryland. The Bank does not have any significant concentrations to any one industry or customer but does have a concentration in real estate lending.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, interest-bearing deposits in other banks and federal funds sold.

Securities

Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). As the Bank does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses on securities available for sale are required to be recognized as increases or decreases in other comprehensive income, net of taxes, and are excluded from the determination of net income. Realized gains and losses on the sale of securities are included in earnings and are determined using the specific identification method. Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities.

Declines in the fair value of individual available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment (“OTTI”) losses for debt securities, management considers whether the Bank (1) has the intent to sell the security, or (2) will more likely than not be required to sell the security before its anticipated recovery, or (3) will suffer a credit loss as the present value of the cash flows is expected to be collected from the security are less than its amortized cost basis.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) to hold stock of its district FHLB according to a predefined formula. FHLB stock represents the required investment in the common stock of the FHLB of Atlanta and is carried at cost. FHLB stock ownership is restricted and the stock can be sold only to the FHLB or to another member institution at its par value per share.

The Company evaluates the FHLB stock for impairment. The Company’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

The Bank maintains an investment in capital stock of Atlantic Central Bankers Bank and Community Bankers Bank. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

Loans Held For Sale

The Bank may from time to time carry loans held for sale. Loans held for sale are carried at lower of aggregate cost or fair value. Market value is derived from secondary market quotations for similar instruments. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as a yield adjustment of the related loans using the interest method over the contractual term.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status, if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and unallocated components. The specific reserve component relates to loans that are classified as substandard or doubtful. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying amount of that loan. Impaired loans for which the estimated fair value of the loan exceeds the carrying value of the loan do not require a specific allowance.

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type. The Company applies an estimated loss rate to each loan group. The loss rates applied are based upon its loss experience adjusted, as appropriate, for qualitative factors.

The unallocated component represents the margin of imprecision inherent in the underlying assumptions used in estimating specific and general allowances.

A loan is considered past due or delinquent when a contractual payment is not paid by its due date. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all loans secured by real estate by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

The Bank’s charge-off policy states after all collection efforts have been exhausted, the loan is deemed to be a loss and the loss amount has been determined, the loss amount will be charged against the allowance for loan losses. Loans secured by real estate, either residential or commercial, are evaluated for loss potential at the 60 day past due threshold. At 90 days past due the loan is placed on nonaccrual status and a specific reserve is established if the net realizable value in less than the principal value of the loan balance(s). Once the actual loss value has been determined a charge-off for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss. Consumer real estate loans are typically charged-off no later than 180 days past due and unsecured consumer loans are charged-off at the 90 day past due threshold or when an actual loss has been determined whichever is earlier.

Bank Owned Life Insurance

The Bank purchased single-premium life insurance policies on certain employees of the Bank. Appreciation in the value of the insurance policies is classified in non-interest income.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation of premises and equipment is computed on the straight-line method over the estimated useful lives of the assets. Additions and improvements are capitalized and amortized over the shorter of their estimated useful life or the term of the lease. Estimated useful lives are 20 to 40 years for buildings, 5 to 10 years for leasehold improvements and 5 years for equipment. Charges for repairs and maintenance are expensed when incurred.

Foreclosed Real Estate

Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated selling costs at the date of the foreclosure. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure. In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal cost. Costs related to holding such real estate are included in expenses for the current period while costs relating to improving the fair value of such real estate are capitalized.

Income Taxes

Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not those amounts will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has entered into a tax sharing agreement with the Bank. The agreement provides that the Company will file a consolidated federal tax return and that the tax liability shall be apportioned among the entities as would be computed if each entity had filed a separate return. According to Maryland tax law, the Company and the Bank file separate Maryland state tax returns.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense was $19,765 in 2011 and $19,213 in 2010.

Comprehensive Income

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of equity, such items, along with net income, are components of comprehensive income.

The Company has elected to report its comprehensive income (loss) in the statement of changes in equity. The only element of “other comprehensive income” is the unrealized gains or losses on the securities available for sale.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the statement of financial condition when they are funded.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year method of presentation. Such reclassifications have no effect on net income.

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

The SEC has issued Final Rule No. 33-9002, “Interactive data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports with their first quarterly report for fiscal periods ending on or after June 15, 2011. The rule will not have a material impact on the Company’s consolidated financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.	Securities

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2011 and 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Securities available for sale:
U.S Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	13,641,923	84,325	4,129	13,722,119

	$13,641,923	$84,325	$4,129	$13,722,119

Securities held to maturity:
Municipal bonds	$1,213,829	$27,550	$—	$1,241,379
Corporate bonds	244,567	—	228	244,339

	$1,458,396	$27,550	$228	$1,485,718

December 31, 2010
Securities available for sale
U.S Government agency	$2,472,116	$304	$25,342	$2,447,078
Residential mortgage-backed securities	15,398,004	96,732	22,862	15,471,874

	$17,870,120	$97,036	$48,204	$17,918,952

Securities held to maturity

Municipal bonds	$808,351	$—	$32,221	$776,130

The Bank had no private label residential mortgage-backed securities at December 30, 2011 and December 31, 2010 or during the years then ended, respectively.

The amortized cost and fair value of securities at December 31, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	864,476	878,437
After 5 years through 10 years	7,136,358	7,192,751	481,728	493,076
Over 10 years	6,505,565	6,529,368	112,192	114,205

	$13,641,923	$13,722,119	$1,458,396	$1,485,718

	December 31, 2010
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$814,248	$822,241	$—	$—
Over 1 year through 5 years	2,164,607	2,168,897	317,304	306,980
After 5 years through 10 years	8,806,941	8,801,373	491,047	469,150
Over 10 years	6,084,324	6,126,441	—	—

	$17,870,120	$17,918,952	$808,351	$776,130

The Bank sold $20.2 million and $10.3 million in securities available for sale for the years ended December 31, 2011 and 2010, respectively. From those sale transactions, the Bank recognized net realized gains of $218,158 and $228,721 for the years ended December 31, 2011 and 2010, respectively.

Securities with gross unrealized losses at December 31, 2011 and December 31, 2010, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	3,295,006	4,129	—	—	3,295,006	4,129

	$3,295,006	$4,129	$—	$—	$3,295,006	$4,129

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	244,568	228			244,568	228

	$244,568	$228	$—	$—	$244,568	$228

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$1,445,317	$25,342	$—	$—	$1,445,317	$25,342
Residential mortgage-backed securities	7,027,118	22,862	—	—	7,027,118	22,862

	$8,472,435	$48,204	$—	$—	$8,472,435	$48,204

Securities held to maturity:
Municipal bonds	$776,130	$32,221	$—	$—	$776,130	$32,221

At December 31, 2011 and 2010, the carrying amount of securities pledged as collateral for uninsured public fund deposits was $25,266 and $0, respectively.

Note 3.	Loans

Loans at December 31, 2011 and 2010 are summarized as follows:

	2011		2010
	Balance	Percent of Total	Balance	Percent of Total

Residential owner occupied - first lien	$38,586,665	60.1%	$40,792,173	66.2%
Residential owner occupied - junior lien	3,828,870	6.0%	3,891,565	6.3%
Residential non-owner occupied (investor)	7,898,684	12.3%	9,832,946	16.0%
Commercial owner occupied	3,334,885	5.2%	2,373,067	3.9%
Other commercial loans	10,348,940	16.1%	4,526,515	7.3%
Consumer loans	192,716	0.3%	211,676	0.3%

Total loans	64,190,760	100.0%	61,627,942	100.0%

Net deferred fees and costs	(9,843)		(43,827)
Allowance for loan losses	(594,000)		(675,000)

Total loans, net	$63,586,917		$60,909,115

Periodically we enter into loan purchase and sale participations of loans with other banks. In these circumstances, we generally follow our customary loan underwriting and approval guidelines. In 2011, we purchased $2.2 million of non-owner occupied commercial real estate loan participations and we sold $331,000 of non-owner occupied commercial real estate loan participations due to our loan to one borrower limitation. In 2010, we purchased loan 15 one- to four-family non-owner occupied residential real estate loan participations in the amount of $1.0 million, four non-owner occupied commercial real estate loan participations in the amount of $2.0 million and one owner occupied commercial estate loan participation in the amount of $400,000. At December 31, 2011, we had $4.4 million in outstanding balances from purchased loan participations.

In 2010 we also purchased 35 residential owner occupied whole loans in the amount of $3.8 million. At December 31, 2011, the outstanding balance of these loans was $2.2 million.

Our residential one- to four-family first mortgage loan portfolio is pledged as collateral for our advance with FHLB.

Note 4.	Credit Quality of Loans and Allowance for Loan Losses

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

Generally, we underwrite commercial real estate loans and residential real estate loans at a loan-to-value ratio of 80% or less. Accordingly, in the event that a loan becomes past due and, randomly with respect to performing loans, we will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. However, we will not perform formal appraisals on collateral properties unless we are considering liquidation of the property to repay a loan. For impaired loans, we utilize the appraised value in determining the appropriate specific allowance for loan losses attributable to a loan. In addition, changes in the appraised value of properties securing our loans can result in an increase or decrease in our general allowance for loan losses as an adjustment to our historical loss experience due to qualitative and environmental factors, as described above.

Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

Summary information on the allowance for loan loss activity is provided in the following table for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011	2010
Allowance for loan losses:
Beginning balance	$675,000	644,000
Charge-offs	233,831	346,811
Recoveries	—	—
Provision	152,831	377,811

Ending Balance	$594,000	$675,000

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

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	For the Year Ended December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied
Allowance for loan losses:
Beginning balance	$347,647	$25,711	$102,990	$24,247
Charge-offs	57,000	—	42,253	—
Recoveries	—	—	—	—
Provision	43,440	6,469	8,288	8,829

Ending Balance	$334,087	$32,180	$69,025	$33,076

Ending balance: individually evaluated for impairment	$103,980	$19,992	$—	$—

Ending balance: collectively evaluated for impairment	$230,107	$12,188	$69,025	$33,076

Loans:
Ending balance	$38,586,665	$3,828,870	$7,898,684	$3,334,885

Ending balance: individually evaluated for impairment	$618,953	$19,992	$—	$—

Ending balance: collectively evaluated for impairment	$37,967,712	$3,808,878	$7,898,684	$3,334,885

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$174,405	$—	$—	$675,000
Charge-offs	134,578	—	—	233,831
Recoveries	—	—	—	—
Provision	85,805	—	—	152,831

Ending Balance	$125,632	$—	$—	$594,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$123,972

Ending balance: collectively evaluated for impairment	$125,632	$—	$—	$470,028

Loans:
Ending balance	$10,348,940	$192,716		$64,190,760

Ending balance: individually evaluated for impairment	$—	$—		$638,945

Ending balance: collectively evaluated for impairment	$10,348,940	$192,716		$63,551,815

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of December 31, 2011 and 2010:

	December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied
Pass	$37,501,735	$3,808,878	$7,898,684	$3,334,885
Special Mention	465,977	—	—	—
Substandard	618,953	19,992	—	—
Doubtful	—	—	—	—

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885

	Other commercial loans	Consumer loans	Total
Pass	$10,348,940	$192,716	$63,085,838
Special Mention	—	—	465,977
Substandard	—	—	638,945
Doubtful	—	—	—

Total	$10,348,940	$192,716	$64,190,760

	December 31, 2010
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied
Pass	$39,062,113	$3,790,490	$8,896,375	$2,166,564
Special Mention	127,001	101,075	258,018	206,503
Substandard	1,603,059	—	678,553	—
Doubtful	—	—	—	—

Total	$40,792,173	$3,891,565	$9,832,946	$2,373,067

	Other commercial loans	Consumer loans	Total
Pass	$3,892,146	$211,676	$58,019,364
Special Mention	—	—	692,597
Substandard	634,369	—	2,915,981
Doubtful	—	—	—

Total	$4,526,515	$211,676	$61,627,942

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

•

Loss (risk rating 10) - loans classified loss are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment and amount as of December 31, 2011 and 2010:

	December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,706,936	$3,742,357	$7,898,684	$3,334,885	$10,348,940	$192,716	$63,224,518

30-59 days past due	250,927	66,521	—	—	—	—	317,448
60-89 days past due	9,849	—	—	—	—	—	9,849
Greater than 90 days past due	618,953	19,992	—	—	—	—	638,945

Total past due	879,729	86,513	—	—	—	—	966,242

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716	$64,190,760

	December 31, 2010
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,129,372	$3,790,490	$9,154,393	$2,350,120	$3,892,146	$211,676	$57,528,197
30-59 days past due	1,059,742	45,839	—	—	—	—	1,105,581
60-89 days past due	—	55,236	—	22,947	—	—	78,183
Greater than 90 days past due	1,603,059	—	678,553	—	634,369	—	2,915,981

Total past due	2,662,801	101,075	678,553	22,947	634,369	—	4,099,745

Total	$40,792,173	$3,891,565	$9,832,946	$2,373,067	$4,526,515	$211,676	$61,627,942

The following tables are a summary of nonperforming impaired loans by class as of December 31, 2011 and 2010:

	At or For the Year Ended December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$46,973	$—	$—	$—	$—	$—	$46,973
Unpaid Principal Balance	46,973	—	—	—	—	—	46,973
Average recorded investment	475,231	—	—	—	—	—	475,231
Interest income that would have been recognized	27,250	—	—	—	—	—	27,250
Interest income recognized (cash basis)	8,253	—	—	—	—	—	8,253
Interest income foregone	18,997	—	—	—	—	—	18,997

With an allowance recorded:
Recorded Investment	$571,980	$19,992	$—	$—	$—	$—	$591,972
Unpaid Principal Balance	571,980	19,992	—	—	—	—	591,972
Related Allowance	103,980	19,992	—	—	—	—	123,972
Average recorded investment	410,722	3,998	135,711	—	436,566	—	986,997
Interest income that would have been recognized	57,616	1,242	4,389	—	40,879	—	104,126
Interest income recognized (cash basis)	44,193	824	—	—	—	—	45,017
Interest income foregone	13,423	418	4,389	—	40,879	—	59,109

Total
Recorded Investment	$618,953	$19,992	$—	$—	$—	$—	$638,945
Unpaid Principal Balance	618,953	19,992	—	—	—	—	638,945
Related Allowance	103,980	19,992	—	—	—	—	123,972
Average recorded investment	885,953	3,998	135,711	—	436,566	—	1,462,228
Interest income that would have been recognized	84,866	1,242	4,389	—	40,879	—	131,376
Interest income recognized (cash basis)	52,446	824	—	—	—	—	53,270
Interest income foregone	32,420	418	4,389	—	40,879	—	78,106

	At or For the Year Ended December 31, 2010
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$771,299	$—	$—	$—	$342,316	$—	$1,113,615
Unpaid Principal Balance	771,299	—	—	—	342,316	—	1,113,615
Average recorded investment	1,001,347	152,399	200,325	—	323,069	—	1,677,139
Interest income that would have been recognized	59,655	24,425	9,842	—	25,240	—	119,162
Interest income recognized (cash basis)	13,788	33,203	14,007	—	13,947	—	74,945
Interest income foregone	45,867	(8,778)	(4,165)	—	11,293	—	44,217

With an allowance recorded:
Recorded Investment	$831,760	$—	$678,553	$—	$292,053	$—	$1,802,366
Unpaid Principal Balance	831,760	—	678,553	—	292,053	—	1,802,366
Related Allowance	116,108	—	69,405	—	127,869	—	313,382
Average recorded investment	664,426	27,889	676,869	—	64,327	—	1,433,511
Interest income that would have been recognized	78,289	104	42,473	—	18,097	—	138,963
Interest income recognized (cash basis)	39,235	—	—	—	9,060	—	48,295
Interest income foregone	39,054	104	42,473	—	9,037	—	90,668

Total
Recorded Investment	$1,603,059	$—	$678,553	$—	$634,369	$—	$2,915,981
Unpaid Principal Balance	1,603,059	—	678,553	—	634,369	—	2,915,981
Related Allowance	116,108	—	69,405	—	127,869	—	313,382
Average recorded investment	1,665,773	180,288	877,194	—	387,395	—	3,110,650
Interest income that would have been recognized	137,944	24,529	52,315	—	43,337	—	258,125
Interest income recognized (cash basis)	53,023	33,203	14,007	—	23,007	—	123,240
Interest income foregone	84,921	(8,674)	38,308	—	20,330	—	134,885

The following table is a summary of performing and nonperforming impaired loans by loan class as of December 31, 2011 and 2010:

	2011	2010
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	327,000	420,792
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	327,000	420,792

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	618,953	1,033,601
Residential owner occupied - junior lien	19,992	—
Residential non-owner occupied (investor)	—	678,553
Commercial owner occupied	—	—
Other commercial loans	—	634,369
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	569,458
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	638,945	2,915,981

Total impaired loans	$965,945	$3,336,773

Troubled debt restructurings. Loans may be periodically modified in a troubled debt restructuring to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the restructured loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance.

If a restructured loan was nonperforming prior to the restructuring, the restructured loan will remain a nonperforming loan. After a period of six months and the restructured loan is in compliance with its modified terms, the loan will become a performing loan. If a restructured loan was performing prior to the restructuring, the restructured loan will remain a performing loan. A performing TDR will no longer be reported as a TDR in calendar years after the year of the restructuring if the effective interest rate is equal or greater than the market rate for credits with comparable risk.

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified due to a troubled debt restructuring for the year ended December 31, 2011:

Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Residential real estate mortgage	2	$314,040	$327,000

There were no defaults on any troubled debt restructurings that were restructured in 2011.

Note 5.	Premises and Equipment

A summary of premises and equipment at December 31, 2011 and 2010 is as follows:

		2011	2010
	Useful Lives
Land		$33,918	$33,918
Building and improvements	10 - 39 years	1,441,951	1,442,637
Furniture and equipment	3 - 10 years	451,933	432,053
Fixed assets in process		—	29,718

		1,927,802	1,938,326
Accumulated depreciation		485,758	424,028

Net premises and equipment		$1,442,044	$1,514,298

In April 2010, the Bank entered into a five-year lease agreement for its relocated Westminster branch. The Bank pays its own operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs. Rent expense for the years ended December 31, 2011 and 2010 totaled $52,804 and $31,592, respectively.

At December 31, 2011 the total rental commitment under this lease is as follows:

Year ended December 31,
2012	$43,760
2013	44,635
2014	45,527
2015	30,516
2016	—
2017 and thereafter	—

$164,438

Note 6.	Foreclosed Assets

At December 31, 2011 and 2010, the Company had $1,773,200 and $190,000 in foreclosed real estate, respectively. The activity in other real estate owned is as follows:

	2011	2010

Beginning balance	$190,000	$—
Properties added during the year	1,690,600	202,500
Properties disposed during the year	—	—
Write-downs	(107,400)	(12,500)

Ending balance	$1,773,200	$190,000

Charge-offs taken at time assets were placed in Other Real Estate Owned	$233,831	$143,060

Note 7.	Deposits

Deposits were comprised of the following:

	At December 31, 2011		At December 31, 2010
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking accounts	$2,522,601	3.1%	$1,383,246	1.6%
Interest-bearing checking accounts	3,012,298	3.6%	2,718,530	3.2%
Savings accounts	1,824,591	2.2%	1,645,000	1.9%
Premium savings accounts	22,605,550	27.4%	24,052,826	28.4%
Money market accounts	4,497,140	5.4%	2,131,696	2.5%
IRA accounts, non-certificate	12,132,835	14.7%	13,385,126	15.8%
Certificates of deposit	36,055,844	43.6%	39,450,233	46.6%

Total deposits	$82,650,859	100.0%	$84,766,657	100.0%

Certificates of deposit scheduled maturities are as follows:

Period to Maturity:	December 31, 2011	December 31, 2010
Less Than or Equal to One Year	$16,636,626	$16,903,013
More Than One to Two Years	12,432,852	8,022,709
More Than Two to Three Years	1,980,292	10,967,795
More Than Three to Four Years	1,781,697	1,745,076
More Than Four to Five Years	3,224,377	1,811,640

Total certificates of deposit	$36,055,844	$39,450,233

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 8.	Federal Home Loan Bank Advances

In August, 2008, the Bank borrowed a $5,000,000 variable rate advance from the Federal Home Loan Bank of Atlanta (“FHLB”) due August 12, 2018. Interest rate as of December 31, 2011 is 2.29%.

The Bank also has an available line of credit with the FHLB of $9,000,000 of which $5,000,000 has been drawn as discussed above. The line is secured by FHLB stock and a blanket lien on the Bank’s residential first mortgage loan portfolio.

Note 9.	Income Taxes

Income tax (benefit) expense consisted of the following components:

	For Years Ended December 31,
	2011	2010
Current (benefit) expense:
Federal	$(70,522)	$(70,620)
State	(18,299)	(18,674)

	(88,821)	(89,294)
Deferred (benefit) expense:
Federal	53,392	(28,604)
State	14,120	(7,564)

	67,512	(36,168)

Total income tax (benefit) expense	$(21,309)	$(125,462)

A reconciliation of the statutory income rate of 34% to the income tax expense (benefit) included in the statements of operations is as follows:

	For Years Ended December 31,
	2011		2010
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Expected tax at federal statutory rate	$(350)	34.00%	$(88,785)	34.00%
State income tax, net of federal income tax benefit	(2,932)	284.94%	(17,319)	6.63%
BOLI income	(18,027)	1751.90%	(19,358)	7.41%

Total income tax (benefit) expense	$(21,309)	2070.84%	$(125,462)	48.04%

The components of the net deferred tax assets are as follows:

	At December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$234,333	$266,288
OREO Reserve	47,301	4,931
Net operating loss carryforward	39,280	15,209
Contribution carryforward	6,150	2,371
Reserve for nonaccrual interest	5,777	70,282
Deferred loan origination fees / costs	3,882	17,444

Total deferred tax assets	336,723	376,525

Deferred tax liabilities:
Federal Home Loan Bank of Atlanta stock dividends	(22,329)	(22,329)
Net unrealized gains on securities available for sale	(32,078)	(19,532)
Depreciation on premises and equipment	(15,442)	(18,504)

Total deferred tax liabilities	(69,849)	(60,365)

Net deferred tax assets	$266,874	$316,160

As of December 31, 2011, the Bank had net operating loss carryforwards of approximately $100,000 which begin to expire in 2031. These net operating loss carryforwards may be used to offset future income taxes payable, however the Bank may be subject to alternative minimum tax. Their realization is dependent on future taxable income and may be subject to limits under IRC Section 382.

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for years through December 31, 1987. If the amounts which qualified as deductions for income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to income tax at the then current corporate rate. Retained earnings at December 31, 2010 and 2009 include $655,000 of such bad debt deductions for which no provision for income tax has been provided.

In assessing whether the Company will be able to realize the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2011 and 2010.

As of December 31, 2011, the Company did not have any uncertain tax positions. Interest and penalties associated with tax liabilities would be classified as additional income taxes in the statement of operations. As of December 31, 2011, tax years ended December 31, 2008 through December 31, 2011 remain open and are subject to Federal and State taxing authority examination.

Note 10.	Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate mortgage loans and home equity loans, and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on us.

Outstanding loan commitments and lines of credit at December 31, 2011 and 2010 are as follows:

	2011	2010
Commitments to extend credit:
Consumer loans	$13,000	$—
Commercial loans	1,075,000	780,000

	1,088,000	780,000

Commitments under available lines of credit:
Consumer loans	1,203,418	1,417,715
Commercial loans	1,245,354	282,963

	2,448,772	1,700,678

Total Commitments	$3,536,772	$2,480,678

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2011 or 2010 as a liability for credit loss related to these commitments.

Note 11.	Employee Benefit Plan

The Company established a 401(k) profit sharing plan in 2010 to replace its previous defined contribution profit sharing retirement plan. Employees of the Bank, who are 21 years of age or older, are eligible to participate in the plan (“Participants”). Participants may contribute up to 100% of their annual compensation to the plan on a pre-tax basis, subject to limits prescribed by law. Carroll Community Bank may make a discretionary 401(k) match (as approved by the Board of Directors) equal to a percentage of eligible compensation as to participants who have completed at least one year of service and completed 1,000 hours during the plan year. Employer contributions vest 100% after three years of credited service and are 0% vested prior to such time. Participants are always 100% vested in their salary deferrals. Participants will also become 100% vested in the employer contributions allocated to their accounts upon attainment of normal retirement age or in the event of the Participant’s death or disability. Participants may invest their accounts in the investment options provided under the 401(k) plan. Participants may borrow up to 50% of their vested interest (subject to a minimum of $1,000 and a maximum during any 12-month period of $50,000), which loan must be repaid within five years. Participants may request a withdrawal from their accounts in the event they incur a financial hardship. A Participant will become eligible for distribution of his or her plan benefit upon termination of employment and a Participant that satisfies certain eligibility requirements may request distributions of certain portions of their account balance while employed. Participants may elect to receive payments of their benefits in a lump sum or, provided that their account balance equals or exceeds $1,000, that the amount in their accounts be rolled over into another qualified retirement plan. During the years ended December 31, 2011 and 2010, the Bank did not contribute to the 401K Plan.

Note 12.	Employee Stock Ownership Plan.

Effective January 1, 2011, the Company adopted an employee stock ownership plan for eligible employees. The ESOP borrowed $215,670 from the Company and used those funds to acquire 21,567 shares or 6% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends payable on stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest Prime rate, as published in The Wall Street Journal. The interest rate will adjust monthly and will be the Prime rate on the first business day of the calendar month.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the year ended December 31, 2011 amounted to $10,784.

Participants will vest in their accounts 20% after each year of service and become 100% vested upon the completion of five years of service. Participants who were employed by the Bank immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the ESOP upon separation from service.

Shares held by the ESOP trust at December 31, 2011 are as follows:

Allocated shares	1,078
Unallocated shares	20,489

Total ESOP shares	21,567

Fair value of unallocated shares	$210,012

Note 13.	Earnings per Share

Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed until October 12, 2011, per share earnings data is not meaningful for prior comparative periods and therefore is not presented. The calculation of weighted average common shares outstanding is based on the period from October 12, 2011, the date of the conversion issuance, through December 31, 2011. Unallocated ESOP shares are excluded from this calculation.

Year Ended December 31, 2011

Net Income	$20,280

Weighted average common shares outstanding	337,916

Earnings per common share, basic	$0.06

Note 14.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $680,311 and $453,079 at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, there were principal additions of $264,000 and total principal payments of $36,768.

Note 15.	Fair Value Measurements

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2011
U.S. Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	13,722,119	—	13,722,119	—

Total securities available for sale	$13,722,119	$—	$13,722,119	$—

December 31, 2010
U.S. Government agency	$2,447,078	$—	$2,447,078	$—
Residential mortgage-backed securities	15,471,874	—	15,471,874	—

Total securities available for sale	$17,918,952	$—	$17,918,952	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at December 31, 2011 and December 31, 2010:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2011
Residential owner occupied - first lien	$618,953	$—	$—	$618,953
Residential owner occupied - junior lien	19,992	—	—	19,992

Total nonperforming impaired loans	$638,945	$—	$—	$638,945

Foreclosed real estate	$1,773,200	$—	$—	$1,773,200

December 31, 2010
Residential owner occupied - first lien	$1,603,059	$—	$—	$1,603,059
Residential non-owner occupied (investor)	678,553	—	—	678,553
Other commercial loans	634,369	—	—	634,369

Total nonperforming impaired loans	$2,915,981	$—	$—	$2,915,981

Foreclosed real estate	$190,000	$—	$—	$190,000

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2010	$3,376,318	$60,000
Total realized and unrealized gains and (losses):
Included in net income	(346,811)	(18,544)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(790,589)	(53,956)
Transfers in and/or out of Level 3	677,063	202,500

Balance, December 31, 2010	$2,915,981	$190,000
Total realized and unrealized gains and (losses):
Included in net income	(233,831)	(107,400)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(622,365)	—
Transfers in and/or out of Level 3	(1,420,840)	1,690,600

Balance, December 31, 2011	$638,945	$1,773,200

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

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,184,483	$9,184,483	$9,153,843	$9,153,843
Certificates of deposit with depository institutions	1,998,186	1,998,186	1,933,340	1,933,340
Securities available for sale	13,722,119	13,722,119	17,918,952	17,918,952
Securities held to maturity	1,458,396	1,485,718	808,351	776,130
Loans, net of allowance for loan losses	63,586,917	65,416,000	60,909,115	62,203,000
Bank-owned life insurance	1,466,368	1,466,368	1,413,347	1,413,347
Accrued interest receivable	283,337	283,337	251,177	251,177
Other equity securities	526,396	526,396	464,000	464,000

Financial liabilities:
Deposits	$82,650,859	$79,586,000	$84,766,657	$79,842,000
Federal Home Loan Bank advances	5,000,000	5,339,000	5,000,000	5,210,000

Off-balance sheet financial instruments	$—	$—	$—	$—

Note 16.	Regulatory Matters and Capital Requirements

Federal and state banking regulations place certain restrictions on dividends paid to the Company by the Bank, and loans or advances made by the Bank to the Company. For a Maryland chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. Loans and advances are limited to 10% of the Bank’s capital and surplus on a secured basis. In addition, the payment of dividends by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below minimum capital requirements.

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of December 31, 2011, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the table below.

	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Tangible capital (to adjusted total assets)	$8,018	8.3%	$1,446	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	7,891	8.2%	3,856	4.0%	4,820	5.0%
Tier 1 capital (to risk-based assets)	7,891	15.5%	2,036	4.0%	3,054	6.0%
Total risk-based capital (to risk-based assets)	8,485	16.7%	4,071	8.0%	5,089	10.0%

December 31, 2010
Tangible capital (to adjusted total assets)	$5,748	6.0%	$1,437	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	5,633	5.9%	3,819	4.0%	4,774	5.0%
Tier 1 capital (to risk-based assets)	5,633	12.4%	N/A	N/A	2,726	6.0%
Total risk-based capital (to risk-based assets)	6,202	13.6%	3,648	8.0%	4,553	10.0%

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At December 31,
	2011	2010
Consolidated GAAP equity	$8,499	$5,777
Consolidated equity in excess of Bank equity	(433)	—

Bank GAAP equity	8,066	5,777
Accumulated other comprehensive (income) loss, net of tax	(48)	(29)

Tangible capital	8,018	5,748
Disallowed deferred tax assets	(127)	(115)

Tier 1 capital	7,891	5,633
Allowance for loan losses	594	569

Total risk-based capital	$8,485	$6,202

Note 17.	Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Carroll Bancorp, Inc.

Condensed Balance Sheet

December 31, 2011
Assets
Cash and due from banks	$228,094
Loan Receivable - ESOP	204,887
Investment in bank subsidiary	8,065,799

Total Assets	$8,498,780

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 and 0 shares at December 31, 2011 and 2010, respectively	3,595
Additional paid-in capital	2,883,833
Unearned ESOP shares	(204,887)
Retained earnings	5,768,122
Accumulated other comprehensive income	48,117

Total stockholders’ equity	8,498,780

Total liabilities and stockholders’ equity	$8,498,780

Condensed Statement of Operations

For the Period of February 18, 2011 to December 31, 2011
Interest income:
Loan Receivable - ESOP	$1,553
Dividends from bank subsidiary	—

Total income	1,553
Non-interest expense	—

Income (loss) before income tax expense	1,553
Income tax expense (benefit)	—

Net income	$1,553

Condensed Statement of Cash Flows

For the Period of February 18, 2011 to December 31, 2011
Cash flows from operating activities:
Net income	$1,553
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	—

Net cash provided by operating activities	1,553
Cash flows from investing activities:
Investment in bank subsidiary	(2,456,000)
ESOP loan principal collections	10,783

Net cash used by investing activities	(2,445,217)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	2,671,758

Net cash provided by financing activities	2,671,758

Net decrease in cash and cash equivalents	228,094
Cash and cash equivalents, beginning balance	—

Cash and cash equivalents, ending balance	$228,094

Supplemental disclosure of non cash financing activities:

During October 2011, the Company loaned $215,670 to the Employee Stock Ownership Plan, which was used to acquire 21,567 shares of the Company’s stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated statement of condition.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended December 31, 2011, there have been no changes in Carroll Bancorp, Inc.’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Conduct and Ethics. We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct and Ethics can be accessed on our website at www.carrollcobank.com.

The remaining information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Proposal I—Election of Directors” and “Beneficial Ownership Of Common Stock By Certain Beneficial Owners And Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal I—Election of Directors—Directors Compensation” and “Proposal I—Election of Directors—Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Beneficial Ownership Of Common Stock By Certain Beneficial Owners And Executive Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal I—Election of Directors” and “Transactions with Certain Related Persons.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3.1*	Amended & Restated Articles of Incorporation of Carroll Bancorp, Inc.

3.2*	Bylaws of Carroll Bancorp, Inc.

4	Form of common stock certificate of Carroll Bancorp, Inc.

10.1*	Carroll Community Bank Employee Stock Ownership Plan

10.2	Employment Agreement between Carroll Bancorp, Inc., Carroll Community Bank and Russell J. Grimes dated October 12, 2011

10.3*	Form of Change in Control Agreement with Michael J. Gallina, Tina M. Blankenship, Donna M. Frederick and George W. Peck, Jr.

10.5*	Records Processing Services Agreement between Carroll Community Bank and Stifel, Nicolaus & Company, Incorporated

10.6*	Shopping Center Lease by and between Washington Real Estate Investment Trust and Carroll Community Bank

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from Carroll Bancorp, Inc.’s Registration Statement on Form S-1, as amended, File No. 333-172770, originally filed with the U.S. Securities and Exchange Commission on March 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL BANCORP, INC.

By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Russell J. Grimes Russell J. Grimes	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2012

/s/ Michael J. Gallina Michael J. Gallina	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ C. Todd Brown C. Todd Brown	Chairman of the Board	March 9, 2012

/s/ R. Wayne Barnes R. Wayne Barnes	Director	March 9, 2012

/s/ Gilbert L. Fleming Gilbert L. Fleming	Director	March 9, 2012

/s/ Brian L. Haight Brian L. Haight	Vice-Chairman	March 9, 2012

/s/ Nancy L. Parker Nancy L. Parker	Director	March 9, 2012

/s/ Charles E. Wehland Charles E. Wehland	Director	March 9, 2012