Form 10-Q
period 2012-03-31
Carroll Bancorp, Inc.
filed 2012-05-11
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 359,456 shares of common stock, par value $0.01 per share, were issued and outstanding at May 11, 2012.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Cash and due from banks	$1,124,124	$1,679,478
Interest-bearing deposits with depository institutions	3,805,009	7,505,005

Cash and cash equivalents	4,929,133	9,184,483
Certificates of deposit with depository institutions	1,750,135	1,998,186
Securities available for sale, at fair value	17,668,104	13,722,119
Securities held to maturity (fair value March 31, 2012 $1,490,580 (unaudited), and December 31, 2011 $1,485,718)	1,456,342	1,458,396
Loans, net of allowance for loan losses - March 31, 2012 $525,000 (unaudited), and December 31, 2011 $594,000	63,681,715	63,586,917
Accrued interest receivable	300,582	283,337
Other equity securities, at cost	526,396	526,396
Bank-owned life insurance	1,878,912	1,466,368
Premises and equipment, net	1,416,339	1,442,044
Foreclosed assets	1,371,041	1,773,200
Other assets	1,881,560	821,011

Total Assets	$96,860,259	$96,262,457

Liabilities:
Deposits
Noninterest-bearing	$2,559,750	$2,522,601
Interest-bearing	80,637,306	80,128,258

Total deposits	83,197,056	82,650,859
Advances from the Federal Home Loan Bank	5,000,000	5,000,000
Other liabilities	113,052	112,818

Total liabilities	88,310,108	87,763,677

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 shares at March 31, 2012 and December 31, 2011, respectively	3,595	3,595
Additional paid-in capital	2,884,016	2,883,833
Unearned ESOP shares	(204,887)	(204,887)
Retained earnings	5,795,012	5,768,122
Accumulated other comprehensive income	72,415	48,117

Total stockholders’ equity	8,550,151	8,498,780

Total liabilities and stockholders’ equity	$96,860,259	$96,262,457

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For Three Months Ended March 31,
	2012	2011
Interest income:
Loans	$879,407	$856,793
Securities available for sale	70,124	86,020
Securities held to maturity	8,007	4,807
Certificates of deposit	6,960	5,543
Interest-bearing deposits	5,506	5,719
Federal funds sold	—	798

Total interest income	970,004	959,680
Interest expense:
Interest on deposits	230,106	298,737
Interest on borrowings	28,943	28,625

Total interest expense	259,049	327,362

Net Interest Income	710,955	632,318
Provision for loan losses	5,196	253

Net interest income after provision for loan losses	705,759	632,065

Non-interest income:
Gain on sale of securities available for sale	25,246	39,641
Gain on loans held for sale	1,450	2,089
Increase in cash surrender value - life insurance	12,544	13,187
Customer service fees	16,456	15,030
Loan fee income	9,776	7,237
Other income	11,929	2,417

Total non-interest income	77,401	79,601
Non-interest expense:
Salaries and employee benefits	357,805	314,633
Premises and equipment	73,986	74,665
Data processing	84,583	74,410
Professional fees	81,065	51,168
FDIC insurance	22,878	40,439
Directors’ fees	30,850	31,876
Corporate insurance	11,667	12,822
Printing and office supplies	9,631	15,680
Provision for losses and costs on real estate acquired through foreclosure	35,316	15,828
Other operating expenses	39,144	52,560

Total non-interest expenses	746,925	684,081

Income before income tax expense	36,235	27,585
Income tax expense	9,345	5,731

Net income	$26,890	$21,854

Basic/diluted earnings per share	$0.08	N/A

Basic/diluted weighted average shares outstanding	338,967	N/A

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For Three Months Ended March 31,
	2012	2011

Net income	$26,890	$21,854
Other comprehensive income (loss), before tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	15,250	(42,655)
Reclassification adjustment for gains included in net income	25,246	39,641

Other comprehensive income (loss), before tax	40,496	(3,014)
Income tax effect	16,198	(1,206)

Other comprehensive income (loss), net of tax	24,298	(1,808)

Total comprehensive income	$51,188	$20,046

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at January 1, 2012	$3,595	$2,883,833	$(204,887)	$5,768,122	$48,117	$8,498,780
Net income				26,890		26,890
Other comprehensive income					24,298	24,298
ESOP allocated shares FMV adjustment		183				183

Balances at March 31, 2012	$3,595	$2,884,016	$(204,887)	$5,795,012	$72,415	$8,550,151

Balances at January 1, 2011	$—	$—	$—	$5,747,842	$29,299	$5,777,141
Net income				21,854		21,854
Other comprehensive loss					(1,808)	(1,808)

Balances at March 31, 2011	$—	$—	$—	$5,769,696	$27,491	$5,797,187

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$26,890	$21,854
Adjustments to reconcile net income to net cash used by operating activities:
Gain on sale of securities available for sale	(25,246)	(39,641)
Gain on sale of loans held for sale	(1,450)	(2,089)
Origination of loans held for sale	(128,000)	(219,000)
Proceeds from sale of loans held for sale	129,450	221,089
Amortization and accretion of securities	58,634	88,624
Amortization of deferred loan origination fees, net of costs	703	(1,066)
Provision for loan losses	5,196	253
Provision for loss on real estate acquired through foreclosure	4,965	—
Loss on sale of real estate acquired through foreclosure	10,525	—
Depreciation of premises and equipment	33,618	36,618
Increase in cash surrender value of bank-owned life insurance	(12,544)	(13,187)
Decrease in deferred income tax	10,067	8,968
Increase in accrued interest receivable	(17,246)	(25,974)
Increase in other assets	(1,086,813)	(108,657)
Increase in other liabilities	415	17,465

Net cash used by operating activities	(990,836)	(14,743)
Cash flows from investing activities:
Purchase of securities available for sale	(7,295,618)	(5,126,796)
Proceeds from sales and redemptions of securities available for sale	2,562,826	3,877,313
Principal collected on securities available for sale	794,021	1,216,219
Purchase of certificates of deposit	—	(697,452)
Redemption of certificates of deposit	250,000	1,050,000
Increase in loans	(100,696)	(415,287)
Purchase of bank-owned life insurance	(400,000)	—
Purchase of premises and equipment	(7,914)	(32,454)
Capitalized costs on real estate acquired through foreclosure	(42,756)	—
Proceeds from the sale of real estate acquired through foreclosure	429,425	—

Net cash used by investing activities	(3,810,712)	(128,457)
Cash flows from financing activities:
Increase in deposits	546,198	162,821

Net cash provided by financing activities	546,198	162,821

Net increase (decrease) in cash and cash equivalents	(4,255,350)	19,621
Cash and cash equivalents, beginning balance	9,184,483	9,153,843

Cash and cash equivalents, ending balance	$4,929,133	$9,173,464

Supplemental disclosure of cash flow information:
Interest paid	$259,242	$327,920
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$—	$636,300

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Carroll Bancorp, Inc. (the “Company”), a Maryland corporation, is the holding company for Carroll Community Bank (the “Bank”), a state chartered commercial bank. The Company mainly operates in Carroll and Howard counties in the state of Maryland. The Company’s common stock trades on the Over the Counter Bulletin Board under the symbol “CROL”.

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions between the Company and the Bank have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United Sates for complete financial statements and prevailing practices within the banking industry. In the opinion of management, all adjustments considered necessary for fair presentation of the financial position and results of operations for the interim periods presented have been included.

The operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire year or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s 2011 Annual Report on Form 10-K as filed with the SEC on March 9, 2012. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report on Form 10-K.

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

In preparing the accompanying consolidated financial statements, the Company has evaluated subsequent events through the financial statement issue date. There were no subsequent events identified by the Company as a result of the evaluation that require recognition or disclosure in the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year method of presentation. Such reclassifications, if any, have no impact on consolidated net income or stockholders’ equity.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. Adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This guidance defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

Note 2. Securities

The amortized cost and estimated market value of securities available for sale and held to maturity at March 31, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Securities available for sale:
U.S Government agency	$2,501,320	$725	$—	$2,502,045
Residential mortgage-backed securities	13,916,192	124,314	4,145	14,036,361
Asset-backed securities (SLMA)	1,129,901	—	203	1,129,698

	$17,547,413	$125,039	$4,348	$17,668,104

Securities held to maturity:
Municipal bonds	$1,211,179	$29,058	$—	$1,240,237
Corporate bonds	245,163	5,180	—	250,343

	$1,456,342	$34,238	$—	$1,490,580

December 31, 2011
Securities available for sale:
U.S Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	13,641,923	84,325	4,129	13,722,119

	$13,641,923	$84,325	$4,129	$13,722,119

Securities held to maturity:
Municipal bonds	$1,213,829	$27,550	$—	$1,241,379
Corporate bonds	244,567	—	228	244,339

	$1,458,396	$27,550	$228	$1,485,718

The Company had no private label residential mortgage-backed securities at March 31, 2012 and December 31, 2011 or during the three months or year then ended, respectively.

The amortized cost and estimated market value of securities at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	2,501,320	2,502,045	864,768	887,690
After 5 years through 10 years	7,969,850	8,047,603	479,749	490,427
Over 10 years	7,076,243	7,118,456	111,825	112,463

	$17,547,413	$17,668,104	$1,456,342	$1,490,580

	December 31, 2011
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	864,476	878,437
After 5 years through 10 years	7,136,358	7,192,751	481,728	493,076
Over 10 years	6,505,565	6,529,368	112,192	114,205

	$13,641,923	$13,722,119	$1,458,396	$1,485,718

The Company recognized gross realized gains on securities available for sale of $25,246 for the three months ended March 31, 2012 and $218,158 for the year ended December 31, 2011.

Securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	2,730,693	4,145	—	—	2,730,693	4,145
Asset-backed securities (SLMA)	377,019	203			377,019	203

	$3,107,712	$4,348	$—	$—	$3,107,712	$4,348

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	3,290,877	4,129	—	—	3,290,877	4,129

	$3,290,877	$4,129	$—	$—	$3,290,877	$4,129

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	244,340	228			244,340	228

	$244,340	$228	$—	$—	$244,340	$228

Note 3. Loans

Loans at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012		December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total

Residential owner occupied - first lien	$37,559,233	58.5%	$38,586,665	60.1%
Residential owner occupied - junior lien	3,494,524	5.4%	3,828,870	6.0%
Residential non-owner occupied (investor)	8,024,314	12.5%	7,898,684	12.3%
Commercial owner occupied	3,344,406	5.2%	3,334,885	5.2%
Other commercial loans	11,551,715	18.0%	10,348,940	16.1%
Consumer loans	230,268	0.4%	192,716	0.3%

Total loans	64,204,460	100.0%	64,190,760	100.0%

Net deferred fees, costs and purchase premiums	2,255		(9,843)
Allowance for loan losses	(525,000)		(594,000)

Total loans, net	$63,681,715		$63,586,917

Periodically we enter into loan purchase and sale participations with other banks. In these circumstances, we generally follow our customary loan underwriting and approval guidelines. For the three months ended March 31, 2012, we purchased $625,000 of non-owner occupied commercial real estate loan participations. In 2011, we purchased $2.2 million of non-owner occupied commercial real estate loan participations and we sold $331,000 of non-owner occupied commercial real estate loan participations and $350,000 in residential owner occupied real estate loan participation due to our loan to one borrower limitation. In 2010, we purchased 15 one- to four-family non-owner occupied residential real estate loan participations in the amount of $1.0 million, four non-owner occupied commercial real estate loan participations in the amount of $2.0 million and one owner occupied commercial estate loan participation in the amount of $400,000. At March 31, 2012, we had $4.9 million in balances from purchased loan participations and $444,000 in balances serviced for loan participations sold.

In 2010 we also purchased 35 residential owner occupied whole loans in the amount of $3.8 million. At March 31, 2012, the outstanding balance of these loans was $2.2 million.

Our residential one- to four-family first mortgage loan portfolio is pledged as collateral for our advance with Federal Home Loan Bank of Atlanta (“FHLB”).

Note 4. Credit Quality of Loans and Allowance for Loan Losses

Company policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

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

2)	general allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

The allowance for loan losses is maintained at a level to provide for losses that are probable and can be reasonably estimated. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all loans secured by real estate by the fair value of the collateral if the loan is collateral dependent.

The Company’s charge-off policy states after all collection efforts have been exhausted, the loan is deemed to be a loss and the loss amount has been determined, the loss amount will be charged to the established allowance for loan losses. Loans secured by real estate, either residential or commercial, are evaluated for loss potential at the 60 day past due threshold. At 90 days past due the loan is placed on nonaccrual status and a specific reserve is established if the net realizable value in less than the principal value of the loan balance(s). Once the actual loss value has been determined, a charge-off to the allowance for loan losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss. Unsecured loans are charged-off to the allowance for loan losses at the 90 day past due threshold or when an actual loss has been determined whichever is earlier.

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

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually for the three months ended March 31, 2012 and 2011.

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	For the Three Months Ended March 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied
Allowance for loan losses:
Beginning balance	$334,087	$32,180	$69,025	$33,076
Charge-offs	54,204	19,992	—	—
Recoveries	—	—	—	—
Provision	(16,651)	6,896	(2,849)	(1,733)

Ending Balance	$263,232	$19,084	$66,176	$31,343

Ending balance: individually evaluated for impairment	$40,492	$—	$—	$—

Ending balance: collectively evaluated for impairment	$222,740	$19,084	$66,176	$31,343

Loans:
Ending balance	$37,559,233	$3,494,524	$8,024,314	$3,344,406

Ending balance: individually evaluated for impairment	$517,477	$—	$—	$—

Ending balance: collectively evaluated for impairment	$37,041,756	$3,494,524	$8,024,314	$3,344,406

	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$125,632	$—	$—	$594,000
Charge-offs	—	—	—	74,196
Recoveries	—	—	—	—
Provision	19,533	—	—	5,196

Ending Balance	$145,165	$—	$—	$525,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$40,492

Ending balance: collectively evaluated for impairment	$145,165	$—	$—	$484,508

Loans:
Ending balance	$11,551,715	$230,268		$64,204,460

Ending balance: individually evaluated for impairment	$—	$—		$517,477

Ending balance: collectively evaluated for impairment	$11,551,715	$230,268		$63,686,983

	For the Three Months Ended March 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied
Allowance for loan losses:
Beginning balance	$347,647	$25,711	$102,990	$24,247
Charge-offs	—	—	42,253	—
Recoveries	—	—	—	—
Provision	(24,378)	(10,328)	17,787	7,107

Ending Balance	$323,269	$15,383	$78,524	$31,354

Ending balance: individually evaluated for impairment	$114,370	$—	$—	$—

Ending balance: collectively evaluated for impairment	$208,899	$15,383	$78,524	$31,354

Loans:
Ending balance	$39,602,518	$4,157,443	$9,439,447	$3,029,031

Ending balance: individually evaluated for impairment	$1,223,703	$—	$—	$—

Ending balance: collectively evaluated for impairment	$38,378,815	$4,157,443	$9,439,447	$3,029,031

	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$174,405	$—	$—	$675,000
Charge-offs	—	—	—	42,253
Recoveries	—	—	—	—
Provision	10,065	—	—	253

Ending Balance	$184,470	$—	$—	$633,000

Ending balance: individually evaluated for impairment	$136,808	$—	$—	$251,178

Ending balance: collectively evaluated for impairment	$47,662	$—	$—	$381,822

Loans:
Ending balance	$4,927,679	$217,646		$61,373,764

Ending balance: individually evaluated for impairment	$631,492	$—		$1,855,195

Ending balance: collectively evaluated for impairment	$4,296,187	$217,646		$59,518,569

The following tables are a summary of the loan portfolio quality indicators by portfolio segment as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied
Pass	$36,595,935	$3,494,524	$8,024,314	$3,344,406
Special Mention	445,821	—	—	—
Substandard	517,477	—	—	—
Doubtful	—	—	—	—

Total	$37,559,233	$3,494,524	$8,024,314	$3,344,406

	Other commercial loans	Consumer loans	Total
Pass	$11,315,003	$230,268	$63,004,450
Special Mention	236,712	—	682,533
Substandard	—	—	517,477
Doubtful	—	—	—

Total	$11,551,715	$230,268	$64,204,460

	December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied
Pass	$37,501,735	$3,808,878	$7,898,684	$3,334,885
Special Mention	465,977	—	—	—
Substandard	618,953	19,992	—	—
Doubtful	—	—	—	—

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885

	Other commercial loans	Consumer loans	Total
Pass	$10,348,940	$192,716	$63,085,838
Special Mention	—	—	465,977
Substandard	—	—	638,945
Doubtful	—	—	—

Total	$10,348,940	$192,716	$64,190,760

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as a “Pass” rating.

•	Pass (risk ratings 1-6) - risk ratings one to four are deemed “acceptable”. Risk rating five is “acceptable with care” and risk rating six is a “watch credit”.

•

Special mention (risk rating 7) - a special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

•

Substandard (risk rating 8) - substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•

Doubtful (risk rating 9) - loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•

Loss (risk rating 10) - loans classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$36,591,714	$3,494,524	$8,024,314	$3,344,406	$11,551,715	$230,268	$63,236,941

30-59 days past due	450,042	—	—	—	—	—	450,042
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	517,477	—	—	—	—	—	517,477

Total past due	967,519	—	—	—	—	—	967,519

Total	$37,559,233	$3,494,524	$8,024,314	$3,344,406	$11,551,715	$230,268	$64,204,460

	December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,706,936	$3,742,357	$7,898,684	$3,334,885	$10,348,940	$192,716	$63,224,518
30-59 days past due	250,927	66,521	—	—	—	—	317,448
60-89 days past due	9,849	—	—	—	—	—	9,849
Greater than 90 days past due	618,953	19,992	—	—	—	—	638,945

Total past due	879,729	86,513	—	—	—	—	966,242

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716	$64,190,760

The following tables are a summary of impaired loans by portfolio segment as of March 31, 2012 and December 31, 2011:

	At March 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Impaired Loans:

With no related allowance recorded:
Recorded Investment	$220,485	$—	$—	$—	$—	$—	$220,485
Unpaid Principal Balance	220,485	—	—	—	—	—	220,485

With an allowance recorded:
Recorded Investment	$296,992	$—	$—	$—	$—	$—	$296,992
Unpaid Principal Balance	296,992	—	—	—	—	—	296,992
Related Allowance	40,492	—	—	—	—	—	40,492

Total impaired loans:
Recorded Investment	$517,477	$—	$—	$—	$—	$—	$517,477
Unpaid Principal Balance	517,477	—	—	—	—	—	517,477
Related Allowance	40,492	—	—	—	—	—	40,492

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Impaired Loans:

With no related allowance recorded:
Recorded Investment	$46,973	$—	$—	$—	$—	$—	$46,973
Unpaid Principal Balance	46,973	—	—	—	—	—	46,973

With an allowance recorded:
Recorded Investment	$571,980	$19,992	$—	$—	$—	$—	$591,972
Unpaid Principal Balance	571,980	19,992	—	—	—	—	591,972
Related Allowance	103,980	19,992	—	—	—	—	123,972

Total impaired loans:
Recorded Investment	$618,953	$19,992	$—	$—	$—	$—	$638,945
Unpaid Principal Balance	618,953	19,992	—	—	—	—	638,945
Related Allowance	103,980	19,992	—	—	—	—	123,972

The following table presents by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	For the Three Months Ended March 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired loans:

With no related allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	—	—	—	—	—	—	—

With an allowance recorded:
Average recorded investment	$544,729	$19,992	$—	$—	$—	$—	$564,721
Interest income that would have been recognized	6,908	311	—	—	—	—	7,219
Interest income recognized (cash basis)	2,451	—	—	—	—	—	2,451
Interest income foregone	4,457	311	—	—	—	—	4,768

Total impaired loans:
Average recorded investment	$544,729	$19,992	$—	$—	$—	$—	$564,721
Interest income that would have been recognized	6,908	311	—	—	—	—	7,219
Interest income recognized (cash basis)	2,451	—	—	—	—	—	2,451
Interest income foregone	4,457	311	—	—	—	—	4,768

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	For the Three Months Ended March 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired loans:

With no related allowance recorded:
Average recorded investment	$672,566	$—	$—	$—	$—	$—	$672,566
Interest income that would have been recognized	9,855	—	—	—	—	—	9,855
Interest income recognized (cash basis)	6,249	—	—	—	—	—	6,249
Interest income foregone	3,606	—	—	—	—	—	3,606

With an allowance recorded:
Average recorded investment	$740,815	$—	$339,277	$—	$632,931	$—	$1,713,023
Interest income that would have been recognized	9,097	—	5,297	—	13,051	—	27,445
Interest income recognized (cash basis)	8,993	—	—	—	7,518	—	16,511
Interest income foregone	104	—	5,297	—	5,533	—	10,934

Total impaired loans:
Average recorded investment	$1,413,381	$—	$339,277	$—	$632,931	$—	$2,385,589
Interest income that would have been recognized	18,952	—	5,297	—	13,051	—	37,300
Interest income recognized (cash basis)	15,242	—	—	—	7,518	—	22,760
Interest income foregone	3,710	—	5,297	—	5,533	—	14,540

The following table is a summary of performing and nonperforming impaired loans by portfolio segment as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	327,000
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	—	327,000

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	220,485	618,953
Residential owner occupied - junior lien	—	19,992
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	296,992	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	517,477	638,945

Total impaired loans	$517,477	$965,945

Troubled debt restructurings. Loans may be periodically modified in a troubled debt restructuring (“TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate to below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to any other impaired loans. If we determine that the value of the restructured loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance.

If a restructured loan was nonperforming prior to the restructuring, the restructured loan will remain a nonperforming loan. After a period of six months and if the restructured loan is in compliance with its modified terms, the loan will become a performing loan. If a restructured loan was performing prior to the restructuring, the restructured loan will remain a performing loan. A performing TDR will no longer be reported as a TDR in calendar years after the year of the restructuring if the effective interest rate is equal or greater than the market rate for credits with comparable risk.

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the three months ended March 31, 2012:

Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Residential real estate mortgage	1	$296,992	$296,992

During the three months ended March 31, 2012, a customer whose loan was in nonaccrual status filed bankruptcy. Since the bankruptcy petition restructured the loan, the Company is treating the loan as a TDR and the loan will remain in nonaccrual status. There were no defaults on any TDRs that were restructured in 2012.

Note 5. Deposits

Deposit product segment balances are as follows:

	At March 31, 2012		At December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking accounts	$2,559,750	3.1%	$2,522,601	3.1%
Interest-bearing checking accounts	3,305,863	4.0%	3,012,298	3.6%
Savings accounts	1,828,826	2.2%	1,824,591	2.2%
Premium savings accounts	21,945,125	26.4%	22,605,550	27.4%
Money market accounts	5,216,649	6.3%	4,497,140	5.4%
IRA accounts, non-certificate	10,869,341	13.0%	12,132,835	14.7%
Certificates of deposit	37,471,502	45.0%	36,055,844	43.6%

Total deposits	$83,197,056	100.0%	$82,650,859	100.0%

Certificates of deposit scheduled maturities are as follows:

	March 31, 2012	December 31, 2011
Period to Maturity:
Less Than or Equal to One Year	$18,091,908	$16,636,626
More Than One to Two Years	10,682,506	12,432,852
More Than Two to Three Years	1,348,564	1,980,292
More Than Three to Four Years	1,896,972	1,781,697
More Than Four to Five Years	5,451,552	3,224,377

Total certificates of deposit	$37,471,502	$36,055,844

Note 6. Fair Value Measurements

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

Simultaneously with the adoption of ASC 825, the Company adopted ASC 820, Fair Value Measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below.

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by ASC 820, the Company does not adjust the quoted price for such instruments.

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified within Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the foreclosed asset as nonrecurring Level 3.

The following table presents a summary of financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2012
U.S. Government agency	$2,502,045	$—	$2,502,045	$—
Residential mortgage-backed securities	14,036,158	—	14,036,158	—
Asset-backed securities (SLMA)	1,129,901	—	1,129,901	—

Total securities available for sale	$17,668,104	$—	$17,668,104	$—

December 31, 2011
U.S. Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	13,722,119	—	13,722,119	—

Total securities available for sale	$13,722,119	$—	$13,722,119	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2012
Residential owner occupied - first lien	$517,477	$—	$—	$517,477
Residential owner occupied - junior lien	—	—	—	—

Total nonperforming impaired loans	$517,477	$—	$—	$517,477

Foreclosed real estate	$1,371,041	$—	$—	$1,371,041

December 31, 2011
Residential owner occupied - first lien	$618,953	$—	$—	$618,953
Residential owner occupied - junior lien	19,992	—	—	19,992

Total nonperforming impaired loans	$638,945	$—	$—	$638,945

Foreclosed real estate	$1,773,200	$—	$—	$1,773,200

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured on a non-recurring basis:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2011	$2,915,981	$190,000
Total realized and unrealized gains and (losses):
Included in net income	(233,831)	(107,400)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(622,365)	—
Transfers in and/or out of Level 3	(1,420,840)	1,690,600

Balance, December 31, 2011	$638,945	$1,773,200

Total realized and unrealized gains and (losses):
Included in net income	(74,196)	(15,490)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(46,973)	(429,725)
Transfers in and/or out of Level 3	(299)	43,056

Balance, March 31, 2012	$517,477	$1,371,041

The methods and assumptions used to estimate the fair values, including items in the above tables, are included in the disclosures that follow:

Certificates of Deposit with Depository Institutions (Carried at Cost). The carrying amount approximates fair value.

Securities Available for Sale (Carried at Fair Value) and Securities Held to Maturity (Carried at Cost). Where quoted prices are available in an active market, securities available for sale are classified within Level 1 of the valuation hierarchy. Level 1 would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, securities available for sale are classified within level 2 and fair value values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Loans, Net of Allowance for Loan Losses (Carried at Cost). The fair values of loans are estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured at an observable market price (if available), or at fair value of the loan’s collateral (if the loan is collateral dependent). When the loan is dependent on collateral, fair value of collateral is determined by appraisal or independent valuation, which is then adjusted for the related cost to sell. Impaired loans allocated to the allowance for loan losses are measured at the lower of cost or fair value on a nonrecurring basis.

Foreclosed Assets (Carried at Lower of Cost or Fair Value Less Estimated Selling Costs). Fair values of foreclosed assets are measured at fair value less cost to sell. The valuation of the fair value measurement follows GAAP. Foreclosed assets are measured on a nonrecurring basis.

Bank-Owned Life Insurance (Carried at Fair Value). The carrying amount approximates fair value based on the cash surrender value life insurance contracts as determined by each insurance carrier.

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2012 and December 31, 2011:

	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2012
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,750,135	$1,750,135	$—	$1,750,135	$—
Securities available for sale	17,668,104	17,668,104	—	17,668,104	—
Securities held to maturity	1,456,342	1,490,580	—	1,490,580	—
Loans, net of allowance for loan losses	63,681,715	66,259,000	—	—	66,259,000
Foreclosed assets	1,371,041	1,371,041	—	—	1,371,041
Bank-owned life insurance	1,878,912	1,878,912	—	1,878,912	—
Other equity securities	526,396	526,396	—	—	526,396

Financial instruments - liabilities:
Deposits	$83,197,056	$80,061,000	$—	$80,061,000	$—
Federal Home Loan Bank advances	5,000,000	5,316,000	—	5,316,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2011
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,998,186	$1,998,186	$—	$1,998,186	$—
Securities available for sale	13,722,119	13,722,119	—	13,722,119	—
Securities held to maturity	1,458,396	1,485,718	—	1,485,718	—
Loans, net of allowance for loan losses	63,586,917	65,416,000	—	—	65,416,000
Foreclosed assets	826,300	826,300	—	—	826,300
Bank-owned life insurance	1,466,368	1,466,368	—	1,466,368	—
Other equity securities	526,396	526,396	—	—	526,396

Financial instruments - liabilities:
Deposits	$82,650,859	$79,586,000	$—	$79,586,000	$—
Federal Home Loan Bank advances	5,000,000	5,339,000	—	5,339,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 7. Regulatory Capital Requirements

At March 31, 2012 and December 31, 2011, the Bank met all of the capital adequacy requirements to which it is subject. The following table summarizes the Bank’s capital position.

	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Tangible capital (to tangible assets)	$7,989	8.3%	$1,452	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	7,916	8.2%	3,841	4.0%	4,802	5.0%
Tier 1 capital (to risk-based assets)	7,916	14.9%	2,123	4.0%	3,184	6.0%
Total risk-based capital (to risk-based assets)	8,441	15.9%	4,245	8.0%	5,307	10.0%

December 31, 2011
Tangible capital (to tangible assets)	$8,018	8.3%	$1,443	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	7,891	8.2%	3,856	4.0%	4,820	5.0%
Tier 1 capital (to risk-based assets)	7,891	15.5%	2,036	4.0%	3,054	6.0%
Total risk-based capital (to risk-based assets)	8,485	16.7%	4,071	8.0%	5,089	10.0%

Note 8. Employee Stock Ownership Plan.

Effective January 1, 2011, the Company adopted an employee stock ownership plan (“ESOP”) for eligible employees. The ESOP borrowed $215,670 from the Company and used those funds to acquire 21,567 shares or 6% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends payable on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest Prime rate, as published in The Wall Street Journal. The interest rate will adjust monthly and will be the Prime rate on the first business day of the calendar month.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account. Shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense for the three months ended March 31, 2012 and 2011 was $2,700 and zero, respectively. Compensation expense for the year ended December 31, 2011 totaled $10,784.

Participants will vest in their accounts 20% after each year of service and become 100% vested upon the completion of five years of service. Participants who were employed by the Bank immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service.

Shares held by the ESOP trust at March 31, 2012 and December 31, 2011 are as follows:

	At March 31,	At December 31,
	2012	2011
Allocated shares	1,078	1,078
Unallocated shares	20,489	20,489

Total ESOP shares	21,567	21,567

Fair value of unallocated shares	$202,841	$210,012

Note 9. Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Unallocated ESOP shares are excluded from this calculation.

Three Months Ended March 31, 2012

Net Income	$26,890

Weighted average common shares outstanding	338,967

Earnings per common share, basic	$0.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at March 31, 2012 and December 31, 2011. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

Some of the matters discussed below include forward-looking statements within the meaning of the federal securities laws. Forward-looking statements often use words such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate”, “continue” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be materially different from those anticipated or estimated for the reasons discussed under the heading “Forward-Looking Statements.”

The Company

Carroll Bancorp, Inc. (“Carroll Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the outstanding common stock of Carroll Community Bank (which we sometimes refer to as the “Bank”). The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The Company began operating in 2011 while the Bank was organized in 1870. The Bank is a state chartered bank subject to supervision and regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Maryland. The Bank’s deposit accounts are insured by the Deposit Insurance Fund administered by the FDIC to the maximum permitted by law. The Bank is an Equal Housing Lender and an Affirmative Action/Equal Opportunity Employer.

On October 12, 2011, we completed our initial public offering of common stock in connection with the Bank’s conversion from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization. We sold 359,456 shares of common stock at $10.00 per share and raised $3.6 million of gross proceeds. Since the completion of the initial public offering, Carroll Bancorp has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank.

Overview

Historically, we have operated as a traditional community savings association. As such, our business consisted primarily of originating one-to four-family real estate loans secured by property in our market area and investing in mortgage-backed and U.S. Agency securities. Typically, one-to four-family loans involve a lower degree of risk and carry a lower yield than commercial real estate and business loans. Our loans are primarily funded by savings accounts and certificates of deposit. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans.

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

The following table summarizes the highlights of our financial performance for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011	$ Change	% Change
Net income	$27	$22	$5	22.7%
Interest income	970	960	10	1.0%
Interest expense	259	328	(69)	-21.0%
Net interest income	711	632	79	12.5%
Noninterest income	77	80	(3)	-3.8%
Noninterest expense	747	684	63	9.2%
Average Loans	63,708	61,469	2,239	3.6%
Average Earning Assets	88,066	90,109	(2,043)	-2.3%
Average Interest-Bearing Liabilities	84,949	88,037	(3,088)	-3.5%
Return on average assets	0.11%	0.09%
Return on average equity	1.26%	1.52%
Net interest margin	3.25%	2.85%
Earnings per share	$0.08	N/A

Average Balances, Interest and Yields

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

	For the Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$63,708	$879	5.55%	$61,469	$857	5.65%
Investment securities	16,344	78	1.92%	18,684	91	1.98%
Certificates of deposit	1,839	7	1.53%	1,983	5	1.02%
Interest earning deposits	6,175	6	0.39%	6,714	6	0.36%
Federal funds sold	—	—	—	1,259	1	0.32%

Total interest-earning assets	88,066	970	4.43%	90,109	960	4.32%

Noninterest-earning assets	8,094			4,301

Total assets	$96,160			$95,374

Interest-bearing liabilities:
Savings accounts	$35,395	41	0.47%	$39,403	79	0.81%
Certificates of deposit	36,671	180	1.97%	38,635	213	2.24%
Money market accounts	4,806	8	0.67%	2,310	5	0.88%
Now accounts	3,077	1	0.13%	2,689	2	0.30%

Total interest-bearing deposits	79,949	230	1.16%	83,037	299	1.46%
Federal Home Loan Bank advances	5,000	29	2.33%	5,000	29	2.35%

Total interest-bearing liabilities	84,949	259	1.23%	88,037	328	1.51%

Noninterest-bearing deposits	2,507			1,428
Noninterest-bearing liabilities	136			97

Total liabilities	87,592			89,562
Equity	8,568			5,812

Total liabilities and capital	$96,160			$95,374

Net interest income		$711			$632

Net interest rate spread (1)			3.20%			2.81%
Net interest-earning assets (2)	$3,117			$2,072

Net interest margin (3)			3.25%			2.85%

Average interest-earning assets to interest-bearing liabilities	103.67%			102.35%

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

	For the Years Ended March 31, 2012 vs 2011
	Increase (Decrease) Due to			Total Increase (Decrease)
(in thousands)	Volume	Rate	Rate/ Volume
Interest income from:
Loans	$31	$(8)	$(1)	$22
Investment securities	(10)	(3)	—	(13)
Certificates of deposit	—	2	—	2
Interest earning deposits	—	—	—	—
Federal funds sold	(1)	—	—	(1)

Total interest income (1)	(13)	24	(1)	10

Interest expense on:
Savings accounts	(8)	(33)	3	(38)
Certificates of deposit	(11)	(23)	1	(33)
Money market accounts	5	(1)	(1)	3
Now accounts	—	(1)	—	(1)

Total interest-bearing deposits	(11)	(61)	3	(69)
Federal Home Loan Bank advances	—	—	—	—

Total interest expense (1)	(11)	(61)	3	(69)

Change in net interest income	$(2)	$85	$(4)	$79

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

General. Net income increased by $5,000, or 23.0%, to $27,000 for the three months ended March 31, 2012 compared to net income of $22,000 for the same period in 2011. The increase in net income for the three month period is primarily attributable to higher net interest income, partially offset by higher expenses related to the costs of becoming a public company, higher salary and benefit expense and costs associated with the workout of other real estate acquired through foreclosure (“OREO”). During the quarter, gains on sale of securities available for sale amounted to $25,000 which was used to offset the costs of OREO workouts. By comparison, the three month period ended March 31, 2011 included gains on sales of securities available for sale of $40,000 which were used mainly to offset costs for loan and OREO workouts.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $79,000, or 12.4%, during the three months ended March 31, 2012 compared to the same period in 2011, mainly as a result of the decrease in interest expense. Due to the items discussed in Interest Income and Interest Expense below, our net interest rate spread increased to 3.20% for the three months ended March 31, 2012 compared to 2.81% for the three months ended March 31, 2011.

Interest Income. Interest income increased by $10,000, or 1.1%, to $970,000 during the three months ended March 31, 2012 from $960,000 during the three months ended March 31, 2011. This increase was primarily the result of growth in loan interest income of $23,000, partially offset by a decline in securities interest income of $13,000. The increase in interest income on loans was due primarily to the increase in the average loan portfolio balances of $2.2 million, partially offset by a decrease in the average yield of 10 basis points compared to the same period last year. The decrease in interest income on securities available for sale was the result of a $2.3 million, or 12.5% decrease in the average balance of securities available for sale for the 2012 period.

Interest Expense. Interest expense decreased $69,000, or 20.9%, to $259,000 for the three months ended March 31, 2012 compared to $328,000 for the three months ended March 31, 2011. This decrease was attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 30 basis points, or 20.5%, and a drop in the average balance of interest-bearing deposits of $3.1 million, or 3.7%. The decrease in the average rates paid on deposits is the result of the continuing low interest rate environment, and, to a lesser extent, the shift of certain time deposits into lower cost of funds products such as money market and savings accounts.

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

Based on management’s evaluation of the above factors, the provision for loan losses was $5,000 for the three months ended March 31, 2012 compared to $253 for the three months ended March 31, 2011. The increase in the provision for loan losses was due to the three months ending March 31, 2011 including the impact of a loan with a specific loan loss reserve of $23,000 being reclassified to a performing loan from nonperforming status thereby reducing the loan loss provision expense. Loan balances at March 31, 2012 remained level with loan balances as of December 31, 2011; however the continuing impact of increasing our commercial loan mix within the loan portfolio triggered the provision expense for the three months ending March 31, 2012. Management believes, to the best of their knowledge, that all known losses as of March 31, 2012 have been recorded.

The allowance for loan losses represented 0.82% of gross loans at March 31, 2012 and 0.93% of gross loans as of December 31, 2011. The decline was attributable to the reduction of specific allowance reserves as the result of charge-offs taken during the three months ended March 31, 2012. Based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $77,000 for the three months ended March 31, 2012 compared to $80,000 for the same period in 2011. The $3,000, or 3.8%, decrease in non-interest income is primarily attributable to the $14,000 decrease in gains on sales of securities available for sale partially offset by an increase in other income of $9,000 due to the collection of rental income on OREO property during the three months ended March 31, 2012.

Non-Interest Expenses. Non-interest expenses increased $63,000, or 9.2%, to $747,000 for the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to a $43,000, or 13.7%, increase in salaries and employee benefits due to the addition of a commercial loan officer along with merit, promotion and position salary increases, a $30,000, or 58.4%, increase in professional fees due to the legal, regulatory and accounting costs resulting from our status as a public company and the increased reporting and other provisions attendant to being a public company, and due to losses and write-downs on OREO property of $15,000 during the three months ending March 31, 2012. These items were partially offset by a decrease in FDIC insurance of $18,000, or 43.4%, as a result of the new insurance premium calculation methodology that went into effect on April 1, 2011.

Income Tax Expense. Income tax expense amounted to $9,000 and $6,000, respectively, for the three months ended March 31, 2012 and 2011 resulting in effective tax rates of 25.8% and 20.8%, respectively. The increase in income tax expense was primarily due to higher income before income tax expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income was $51,000 and $20,000 for the three months ended March 31, 2012 and 2011, respectively. The increase of $31,000, or 155.4%, in total comprehensive income resulted from an increase of $26,000 from the change in unrealized gains (losses) on securities available for sale and an increase of $5,000 in net income.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011.

Assets. Total assets increased by $598,000, or 0.6%, to $96.9 million at March 31, 2012 compared to $96.3 million at December 31, 2011. In addition, the mix of the balance sheet changed as securities available for sale increased by $3.9 million and other assets increased by $1.1 million partially offset by a decrease in cash and cash equivalents of $4.3 million. During the three months ending March 31, 2012, we grew the securities portfolio due to loan originations being less than anticipated for the quarter. The increase in other assets is due to a $1.1 million receivable from the sale of two OREO properties. As of March 31, 2012, the funds were being held in escrow until the final ratification is approved by the courts.

Loans. Net loans increased slightly to $63.7 million at March 31, 2012 from $63.6 million at December 31, 2011. New loan originations of $2.7 million during the three month period ending March 31, 2012 were offset by loan payoffs of $1.7 million and scheduled principal repayments of $933,000. Consistent with our business strategy, we increased the amount of commercial real estate loans in our portfolio by $1.2 million, or 8.9% during the three months ended March 31, 2012, while residential-based real estate loans decreased by $1.2 million, or 2.5%, during the same period.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $517,000 and $1.9 million at March 31, 2012 compared to $639,000 and $2.4 million as of December 31, 2011. The ratio of nonperforming loans to total loans was 0.81% at March 31, 2012 compared to 0.93% at December 31, 2011. In addition, our ratio of nonperforming assets declined to 1.95% as of March 31, 2012 compared to 2.51% as of December 31, 2011. Our continued improvement reflects management’s commitment to reduce our nonperforming loans and assets.

Deposits. Deposits increased by $546,000, or 0.7%, to $83.2 million at March 31, 2012 from $82.7 million at December 31, 2011. Certificates of deposit increased by $1.4 million, or 3.9%, money market accounts increased by $720,000, or 16.0% and non-interest and interest bearing checking deposits increased by $331,000, or 6.0%. IRA accounts decreased by $1.3 million, or 10.4%, and savings accounts decreased by $656,000, or 2.9%. Our certificates of deposit increased as we offered a premium rate on our longer term 60 month product. In order to receive the premium rate the customer also had to have or open a checking account with us. We will continue to focus our efforts to improve our funding mix and increase core deposits.

Stockholders’ Equity. Stockholders’ equity increased by $51,000, or 0.6%, to $8.6 million at March 31, 2012 compared to $8.5 million at December 31, 2011. The increase was primarily due to an increase of $27,000 in net income and $24,000 in accumulated other comprehensive income for the three months ended March 31, 2012. The change in accumulated other comprehensive income is due to the effects of interest rate fluctuations on our securities available for sale portfolio.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012. We anticipate that we will maintain higher liquidity levels for the near future now that we have completed our stock offering and it will take some time to grow the loan portfolio.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At March 31, 2012, cash and cash equivalents totaled $4.9 million.

At March 31, 2012, we had $6.2 million in loan origination commitments outstanding and $2.4 million in unused available lines of credit. Certificates of deposit due within one year of March 31, 2012 totaled $18.1 million, or 21.7% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2012.

Our primary investing activity is originating loans. During the three months ended March 31, 2012 and the year ended December 31, 2011, we originated $2.7 million and $13.5 million in loans, respectively. During these periods, we purchased $7.3 million and $22.2 million of securities available for sale and held to maturity, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the three months ended March 31, 2012 of $546,000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances remained steady at $5.0 million during the three months ended March 31, 2012 and the year ended December 31, 2011. At March 31, 2012, we had the ability to borrow up to an additional $4.6 million from the Federal Home Loan Bank of Atlanta and $2.0 million from correspondent banks under short-term line of credit agreements.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

The net proceeds from our 2011 stock offering have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, mainly the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased interest-earning assets and net interest income. As the net proceeds from the offering are used to fund loan originations versus being invested in securities and interest bearing deposits with other banks our net interest income and margin will show further improvement. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity has been and will continue to be adversely affected.

Carroll Bancorp is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. Virtually all of the Company’s revenue will be stock dividends received from the Bank and interest earned on the loan to the Carroll Community Bank Employee Stock Ownership Plan. Under Maryland law, the Bank will be permitted to declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if the Bank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in the Bank being in an unsafe and unsound condition.

Off-Balance Sheet Arrangements, Commitments and Aggregate Contractual Obligations

Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate loans, and involve to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on us.

Outstanding loan commitments and available lines of credit at March 31, 2012 and December 31, 2011 are as follows:

	At March 31,	At December 31,
(in thousands)	2012	2011
Commitments to extend credit:
Consumer loans	$—	$13
Commercial loans	6,210	1,075

	6,210	1,088

Commitments under available lines of credit:
Consumer loans	1,265	1,204
Commercial loans	1,197	1,245

	2,462	2,449

Total Commitments	$8,672	$3,537

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counterparty. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2012 or December 31, 2011 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three months ended March 31, 2012, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the amounts reported in the financial statements and accompanying notes. We base these estimates, assumptions, and judgments on the information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. These estimates, assumptions and judgments are necessary when financial instruments are required to be recorded at fair value or when the decline in the value of an asset carried on the statement of financial condition at historic cost requires an impairment write-down or a valuation reserve to be established. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the provision for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower, and in establishing loss ratios and risk ratings. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see Note 4 of the accompanying consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

statements regarding our business plans, prospects and operating strategies; particularly with respect to (i) increasing our focus on commercial real estate lending, (ii) increasing core deposits and improving our funding mix, (iii) retention of maturing certificates of deposit, and (iv) the use of the net proceeds from our 2011 stock offering and the impact thereof;

•	statements regarding increased loan opportunities as market conditions return to normal levels;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statements regarding adequate liquidity and future liquidity levels;

•	statements with respect to our allowance for loan losses, and the adequacy thereof; and

•	statements regarding the impact of pending legal proceedings.

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

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board; and

•

changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry and other risk and uncertainties discussed in this report and in other SEC filings we may make. For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in our Annual Report on Form 10-K on file with the SEC.

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

Not applicable

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of March 31, 2012.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(10.7)	Form of Non-Qualified Stock Option Grant Agreement under Carroll Bancorp, Inc. 2011 Stock Option Plan

(10.8)	Form of Incentive Stock Option Grant Agreement under Carroll Bancorp, Inc. 2011 Stock Option Plan

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLL BANCORP, INC.

PRINCIPAL EXECUTIVE OFFICER:

Date	May 11, 2012	/s/ Russell J. Grimes

Russell J. Grimes
President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Date	May 11, 2012	/s/ Michael J. Gallina

Michael J. Gallina
Chief Financial Officer