Form 10-Q
period 2012-06-30
Carroll Bancorp, Inc.
filed 2012-08-10
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 359,456 shares of common stock, par value $0.01 per share, were issued and outstanding at August 10, 2012.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets:
Cash and due from banks	$1,612,295	$1,679,478
Interest-bearing deposits with depository institutions	3,162,416	7,505,005

Cash and cash equivalents	4,774,711	9,184,483
Certificates of deposit with depository institutions	2,351,094	1,998,186
Securities available for sale, at fair value	13,523,595	13,722,119
Securities held to maturity (fair value June 30, 2012 $1,784,069 (unaudited), and December 31, 2011 $1,485,718)	1,743,170	1,458,396
Loans, net of allowance for loan losses - June 30, 2012 $692,000 (unaudited), and December 31, 2011 $594,000	69,515,197	63,586,917
Accrued interest receivable	292,287	283,337
Other equity securities, at cost	519,896	526,396
Bank-owned life insurance	1,895,520	1,466,368
Premises and equipment, net	1,388,960	1,442,044
Foreclosed assets	1,371,041	1,773,200
Other assets	1,109,158	821,011

Total Assets	$98,484,629	$96,262,457

Liabilities:
Deposits
Noninterest-bearing	$3,197,110	$2,522,601
Interest-bearing	81,727,635	80,128,258

Total deposits	84,924,745	82,650,859
Advances from the Federal Home Loan Bank	5,000,000	5,000,000
Other liabilities	99,063	112,818

Total liabilities	90,023,808	87,763,677

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 shares at June 30, 2012 and December 31, 2011, respectively	3,595	3,595
Additional paid-in capital	2,884,016	2,883,833
Unearned ESOP shares	(204,887)	(204,887)
Retained earnings	5,731,683	5,768,122
Accumulated other comprehensive income	46,414	48,117

Total stockholders’ equity	8,460,821	8,498,780

Total liabilities and stockholders’ equity	$98,484,629	$96,262,457

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans	$878,985	$840,503	$1,758,392	$1,697,296
Securities available for sale	60,029	114,363	130,152	200,383
Securities held to maturity	8,679	4,810	16,687	9,617
Certificates of deposit	7,972	4,949	14,932	10,492
Interest-bearing deposits	3,941	4,339	9,447	10,058
Federal funds sold	—	644	—	1,442

Total interest income	959,606	969,608	1,929,610	1,929,288
Interest expense:
Interest on deposits	229,335	284,605	459,441	583,342
Interest on borrowings	28,943	28,943	57,886	57,568

Total interest expense	258,278	313,548	517,327	640,910

Net Interest Income	701,328	656,060	1,412,283	1,288,378
Provision for loan losses	167,000	3,000	172,196	3,253

Net interest income after provision for loan losses	534,328	653,060	1,240,087	1,285,125

Non-interest income:
Gain on sale of securities available for sale	59,567	28,385	84,813	68,025
Gain on loans held for sale	162	—	1,612	2,090
Increase in cash surrender value - life insurance	16,608	13,319	29,152	26,506
Customer service fees	18,824	15,078	35,280	30,108
Loan fee income	11,218	7,988	20,994	15,225
Other income	6,743	2,508	18,672	4,925

Total non-interest income	113,122	67,278	190,523	146,879
Non-interest expense:
Salaries and employee benefits	343,920	332,848	701,725	647,481
Premises and equipment	76,263	81,827	150,249	156,492
Data processing	80,626	76,103	165,209	150,513
Professional fees	82,707	56,300	163,772	107,468
FDIC insurance	21,203	16,072	44,081	56,511
Directors’ fees	31,375	22,776	62,225	54,652
Corporate insurance	11,900	12,232	23,567	25,054
Printing and office supplies	12,353	10,575	21,984	26,255
Provision for losses and costs on real estate acquired through foreclosure	22,176	9,806	42,001	25,634
Other operating expenses	70,419	71,859	125,054	124,419

Total non-interest expenses	752,942	690,398	1,499,867	1,374,479

(Loss) income before income tax (benefit) expense	(105,492)	29,940	(69,257)	57,525
Income tax (benefit) expense	(42,163)	6,504	(32,818)	12,235

Net (loss) income	$(63,329)	$23,436	$(36,439)	$45,290

Basic/diluted earnings per share	$(0.19)	N/A	$(0.11)	N/A

Basic/diluted weighted average shares outstanding	338,967	N/A	338,967	N/A

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(63,329)	$23,436	$(36,439)	$45,290
Other comprehensive (loss) income, before income tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	16,232	194,388	81,974	231,015
Less reclassification adjustment for gains included in net income	59,567	28,385	84,813	68,025

Other comprehensive (loss) income, before income tax	(43,335)	166,003	(2,839)	162,990
Income tax effect	(17,334)	66,401	(1,136)	65,196

Other comprehensive (loss) income, net of tax	(26,001)	99,602	(1,703)	97,794

Total comprehensive (loss) income	$(89,330)	$123,038	$(38,142)	$143,084

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2012 and 2011

(unaudited)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-in	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income	Total
Balances at January 1, 2012	$3,595	$2,883,833	$(204,887)	$5,768,122	$48,117	$8,498,780
Net loss				(36,439)		(36,439)
Other comprehensive loss					(1,703)	(1,703)
ESOP allocated shares FMV adjustment		183				183

Balances at June 30, 2012	$3,595	$2,884,016	$(204,887)	$5,731,683	$46,414	$8,460,821

Balances at January 1, 2011	$—	$—	$—	$5,747,842	$29,299	$5,777,141
Net income				45,290		45,290
Other comprehensive income					97,794	97,794

Balances at June 30, 2011	$—	$—	$—	$5,793,132	$127,093	$5,920,225

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(36,439)	$45,290
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Gain on sale of securities available for sale	(84,813)	(68,025)
Gain on sale of loans held for sale	(1,612)	(2,090)
Origination of loans held for sale	(267,000)	(219,000)
Proceeds from sale of loans held for sale	268,612	221,090
Amortization and accretion of securities	128,285	160,982
Amortization of deferred loan origination fees, net of costs	9,635	996
Provision for loan losses	172,196	3,253
Provision for loss on real estate acquired through foreclosure	4,965	—
Loss on sale of real estate acquired through foreclosure	10,525	—
Depreciation of premises and equipment	67,764	73,144
Increase in cash surrender value of bank-owned life insurance	(29,152)	(26,506)
ESOP compensation expense	5,583	—
(Increase) decrease in deferred tax assets	(43,904)	8,968
Increase in accrued interest receivable	(8,950)	(24,677)
Increase in other assets	(243,108)	(83,269)
(Decrease) increase in other liabilities	(19,155)	29,338

Net cash (used) provided by operating activities	(66,568)	119,494
Cash flows from investing activities:
Purchase of securities available for sale	(12,955,716)	(10,335,252)
Proceeds from sales and redemptions of securities available for sale	11,018,846	6,196,525
Principal collected on securities available for sale	1,801,402	2,366,414
Purchase of certificates of deposit	(850,000)	(697,452)
Redemption of certificates of deposit	500,000	1,150,000
Increase in loans	(6,110,111)	(369,370)
Purchase of bank-owned life insurance	(400,000)	—
Purchase of premises and equipment	(14,680)	(47,926)
Redemption of other equity securities	6,500	10,500
Purchase of other equity securities	—	(83,596)
Capitalized costs on real estate acquired through foreclosure	(42,756)	—
Proceeds from the sale of real estate aquired through foreclosure	429,425	—

Net cash used by investing activities	(6,617,090)	(1,810,157)
Cash flows from financing activities:
Increase (decrease) in deposits	2,273,886	(655,828)

Net cash provided (used) by financing activities	2,273,886	(655,828)

Net decrease in cash and cash equivalents	(4,409,772)	(2,346,491)
Cash and cash equivalents, beginning balance	9,184,483	9,153,843

Cash and cash equivalents, ending balance	$4,774,711	$6,807,352

Supplemental disclosure of cash flow information:
Interest paid	$518,193	$644,519
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$—	$636,300

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

The Bank (formerly Sykesville Federal Savings Association) is headquartered in Sykesville, Maryland. The Bank is a community-oriented financial institution providing financial services to individuals, families and businesses through two banking offices located in Sykesville and Westminster, Maryland. The Bank is subject to the regulation, examination and supervision by the State of Maryland Department of Licensing and Regulation and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. Its primary deposits are certificates of deposit, savings and checking accounts and its primary lending products are residential and commercial real estate loans.

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

The operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the entire year or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s 2011 Annual Report on Form 10-K as filed with the SEC on March 9, 2012. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report on Form 10-K.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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

Note 2. Securities

The amortized cost and estimated market value of securities available for sale and held to maturity at June 30, 2012 and December 31, 2011 are as follows:

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	12,359,571	78,360	6,216	12,431,715
Asset-backed securities (SLMA)	1,086,668	5,253	41	1,091,880

	$13,446,239	$83,613	$6,257	$13,523,595

Securities held to maturity:
Municipal bonds	$1,497,426	$39,297	$2,434	$1,534,289
Corporate bonds	245,744	4,036	—	249,780

	$1,743,170	$43,333	$2,434	$1,784,069

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	13,641,923	84,325	4,129	13,722,119

	$13,641,923	$84,325	$4,129	$13,722,119

Securities held to maturity:
Municipal bonds	$1,213,829	$27,550	$—	$1,241,379
Corporate bonds	244,567	—	228	244,339

	$1,458,396	$27,550	$228	$1,485,718

The Company had no private label residential mortgage-backed securities at June 30, 2012 and December 31, 2011 or during the six months or year then ended, respectively.

The amortized cost and estimated market value of securities at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2012
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	865,051	889,554
After 5 years through 10 years	8,422,896	8,477,262	766,660	780,538
Over 10 years	5,023,343	5,046,333	111,459	113,977

	$13,446,239	$13,523,595	$1,743,170	$1,784,069

	At December 31, 2011
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	864,476	878,437
After 5 years through 10 years	7,136,358	7,192,751	481,728	493,076
Over 10 years	6,505,565	6,529,368	112,192	114,205

	$13,641,923	$13,722,119	$1,458,396	$1,485,718

The Company recognized gross realized gains on securities available for sale of $84,813 and $68,025 for the six months ended June 30, 2012 and 2011 respectively and $218,158 for the year ended December 31, 2011.

Securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	4,258,356	41	—	—	4,258,356	41
Asset-backed securities (SLMA)	334,476	6,216			334,476	6,216

	$4,592,832	$6,257	$—	$—	$4,592,832	$6,257

Securities held to maturity:
Municipal bonds	$286,448	$2,434	$—	$—	$286,448	$2,434
Corporate bonds	—	—	—	—	—	—

	$286,448	$2,434	$—	$—	$286,448	$2,434

	At December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	3,290,877	4,129	—	—	3,290,877	4,129

	$3,290,877	$4,129	$—	$—	$3,290,877	$4,129

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	244,340	228			244,340	228

	$244,340	$228	$—	$—	$244,340	$228

Note 3. Loans

Loans at June 30, 2012 and December 31, 2011 are summarized as follows:

	At June 30, 2012		At December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total
Residential owner occupied - first lien	$37,451,527	53.2%	$38,586,665	60.1%
Residential owner occupied - junior lien	3,627,071	5.2%	3,828,870	6.0%
Residential non-owner occupied (investor)	8,393,580	12.0%	7,898,684	12.3%
Commercial owner occupied	6,379,663	9.1%	3,334,885	5.2%
Other commercial loans	14,170,006	20.2%	10,348,940	16.1%
Consumer loans	197,898	0.3%	192,716	0.3%

Total loans	70,219,745	100.0%	64,190,760	100.0%

Net deferred fees, costs and purchase premiums	(12,548)		(9,843)
Allowance for loan losses	(692,000)		(594,000)

Total loans, net	$69,515,197		$63,586,917

Our residential one- to four- family first mortgage loan portfolio is pledged as collateral for our advance with Federal Home Loan Bank of Atlanta (“FHLB”).

Note 4. Credit Quality of Loans and Allowance for Loan Losses

Company policies, consistent with regulatory guidelines, provide for the classification of loans that are considered to be of lesser quality as substandard, doubtful, or loss. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans (or portions of loans) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Loans that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

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

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually for the six months ended June 30, 2012 and 2011.

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	For the Six Months Ended June 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Allowance for loan losses:
Beginning balance	$334,087	$32,180	$69,025	$33,076
Charge-offs	54,204	19,992	—	—
Recoveries	—	—	—	—
Provision	95,083	7,289	(4,572)	29,556

Ending Balance	$374,966	$19,477	$64,453	$62,632

Ending balance: individually evaluated for impairment	$140,527	$—	$—	$—

Ending balance: collectively evaluated for impairment	$234,439	$19,477	$64,453	$62,632

Loans:
Ending balance	$37,451,527	$3,627,071	$8,393,580	$6,379,663

Ending balance: individually evaluated for impairment	$841,204	$—	$—	$—

Ending balance: collectively evaluated for impairment	$36,610,323	$3,627,071	$8,393,580	$6,379,663

	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$125,632	$—	$—	$594,000
Charge-offs	—	—	—	74,196
Recoveries	—	—	—	—
Provision	44,840	—	—	172,196

Ending Balance	$170,472	$—	$—	$692,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$140,527

Ending balance: collectively evaluated for impairment	$170,472	$—	$—	$551,473

Loans:
Ending balance	$14,170,006	$197,898		$70,219,745

Ending balance: individually evaluated for impairment	$—	$—		$841,204

Ending balance: collectively evaluated for impairment	$14,170,006	$197,898		$69,378,541

	For the Six Months Ended June 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Allowance for loan losses:
Beginning balance	$347,647	$25,711	$102,990	$24,247
Charge-offs	57,000	—	42,253	—
Recoveries	—	—	—	—
Provision	(54,377)	(10,633)	15,565	8,134

Ending Balance	$236,270	$15,078	$76,302	$32,381

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$236,270	$15,078	$76,302	$32,381

Loans:
Ending balance	$39,143,373	$4,075,143	$8,647,353	$3,203,272

Ending balance: individually evaluated for impairment	$778,941	$—	$—	$—

Ending balance: collectively evaluated for impairment	$38,364,432	$4,075,143	$8,647,353	$3,203,272

	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$174,405	$—	$—	$675,000
Charge-offs	—	—	—	99,253
Recoveries	—	—	—	—
Provision	14,564	—	30,000	3,253

Ending Balance	$188,969	$—	$30,000	$579,000

Ending balance: individually evaluated for impairment	$130,917	$—	$—	$130,917

Ending balance: collectively evaluated for impairment	$58,052	$—	$30,000	$448,083

Loans:
Ending balance	$5,982,914	$215,072		$61,267,127

Ending balance: individually evaluated for impairment	$624,917	$—		$1,403,858

Ending balance: collectively evaluated for impairment	$5,357,997	$215,072		$59,863,269

The following tables are a summary of the loan portfolio quality indicators by portfolio segment as of June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Pass	$36,164,972	$3,627,071	$8,157,512	$6,379,663
Special Mention	445,351	—	236,068	—
Substandard	841,204	—	—	—
Doubtful	—	—	—	—

Total	$37,451,527	$3,627,071	$8,393,580	$6,379,663

	Other commercial loans	Consumer loans	Total
Pass	$14,170,006	$197,898	$68,697,122
Special Mention	—	—	681,419
Substandard	—	—	841,204
Doubtful	—	—	—

Total	$14,170,006	$197,898	$70,219,745

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non- owner occupied (investor)	Commercial owner occupied
Pass	$37,501,735	$3,808,878	$7,898,684	$3,334,885
Special Mention	465,977	—	—	—
Substandard	618,953	19,992	—	—
Doubtful	—	—	—	—

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885

	Other commercial loans	Consumer loans	Total
Pass	$10,348,940	$192,716	$63,085,838
Special Mention	—	—	465,977
Substandard	—	—	638,945
Doubtful	—	—	—

Total	$10,348,940	$192,716	$64,190,760

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment as of June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$35,817,943	$3,339,742	$8,393,580	$6,121,152	$14,170,006	$197,898	$68,040,321

30-59 days past due	792,380	287,329	—	258,511	—	—	1,338,220
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	841,204	—	—	—	—	—	841,204

Total past due	1,633,584	287,329	—	258,511	—	—	2,179,424

Total	$37,451,527	$3,627,071	$8,393,580	$6,379,663	$14,170,006	$197,898	$70,219,745

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,716,785	$3,742,357	$7,898,684	$3,334,885	$10,348,940	$192,716	$63,234,367

30-59 days past due	241,078	66,521	—	—	—	—	307,599
60-89 days past due	9,849	—	—	—	—	—	9,849
Greater than 90 days past due	618,953	19,992	—	—	—	—	638,945

Total past due	869,880	86,513	—	—	—	—	956,393

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716	$64,190,760

The following tables are a summary of impaired loans by portfolio segment as of June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired Loans:

With no related allowance recorded:
Recorded Investment	$219,177	$—	$—	$—	$—	$—	$219,177
Unpaid Principal Balance	273,381	—	—	—	—	—	273,381

With an allowance recorded:
Recorded Investment	$622,027	$—	$—	$—	$—	$—	$622,027
Unpaid Principal Balance	622,027	—	—	—	—	—	622,027
Related Allowance	140,527	—	—	—	—	—	140,527

Total impaired loans:
Recorded Investment	$841,204	$—	$—	$—	$—	$—	$841,204
Unpaid Principal Balance	895,408	—	—	—	—	—	895,408
Related Allowance	140,527	—	—	—	—	—	140,527

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired Loans:

With no related allowance recorded:
Recorded Investment	$46,973	$—	$—	$—	$—	$—	$46,973
Unpaid Principal Balance	46,973	—	—	—	—	—	46,973

With an allowance recorded:
Recorded Investment	$571,980	$19,992	$—	$—	$—	$—	$591,972
Unpaid Principal Balance	571,980	19,992	—	—	—	—	591,972
Related Allowance	103,980	19,992	—	—	—	—	123,972

Total impaired loans:
Recorded Investment	$618,953	$19,992	$—	$—	$—	$—	$638,945
Unpaid Principal Balance	618,953	19,992	—	—	—	—	638,945
Related Allowance	103,980	19,992	—	—	—	—	123,972

The following table presents by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired loans:

With no related allowance recorded:
Average recorded investment	$146,554	$—	$—	$—	$—	$—	$146,554
Interest income that would have been recognized	3,438	—	—	—	—	—	3,438
Interest income recognized (cash basis)	187	—	—	—	—	—	187
Interest income foregone	3,251	—	—	—	—	—	3,251

With an allowance recorded:
Average recorded investment	$497,000	$6,664	$—	$—	$—	$—	$503,664
Interest income that would have been recognized	18,401	311	—	—	—	—	18,712
Interest income recognized (cash basis)	7,275	—	—	—	—	—	7,275
Interest income foregone	11,126	311	—	—	—	—	11,437

Total impaired loans:
Average recorded investment	$643,554	$6,664	$—	$—	$—	$—	$650,218
Interest income that would have been recognized	21,839	311	—	—	—	—	22,150
Interest income recognized (cash basis)	7,462	—	—	—	—	—	7,462
Interest income foregone	14,377	311	—	—	—	—	14,688

	For the Six Months Ended June 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired loans:

With no related allowance recorded:
Average recorded investment	$708,024	$—	$—	$—	$—	$—	$708,024
Interest income that would have been recognized	21,543	—	—	—	—	—	21,543
Interest income recognized (cash basis)	6,250	—	—	—	—	—	6,250
Interest income foregone	15,293	—	—	—	—	—	15,293

With an allowance recorded:
Average recorded investment	$493,877	$—	$226,184	$—	$630,259	$—	$1,350,320
Interest income that would have been recognized	16,091	—	4,389	—	26,356	—	46,836
Interest income recognized (cash basis)	18,898	—	—	—	—	—	18,898
Interest income foregone	(2,807)	—	4,389	—	26,356	—	27,938

Total impaired loans:
Average recorded investment	$1,201,901	$—	$226,184	$—	$630,259	$—	$2,058,344
Interest income that would have been recognized	37,634	—	4,389	—	26,356	—	68,379
Interest income recognized (cash basis)	25,148	—	—	—	—	—	25,148
Interest income foregone	12,486	—	4,389	—	26,356	—	43,231

The following table is a summary of performing and nonperforming impaired loans by portfolio segment as of June 30, 2012 and December 31, 2011:

	At June 30,	At December 31,
	2012	2011
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	327,000
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	—	327,000

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	545,514	618,953
Residential owner occupied - junior lien	—	19,992
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	295,690	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	841,204	638,945

Total impaired loans	$841,204	$965,945

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

The following table is a summary of impaired loans that were modified pursuant to a TDR during the six months ended June 30, 2012:

Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential real estate mortgage	1	$296,992	$296,992

During the six months ended June 30, 2012, a customer whose loan was in nonaccrual status filed bankruptcy. Since the bankruptcy petition restructured the loan, the Company is treating the loan as a TDR and the loan will remain in nonaccrual status. There were no defaults on any TDRs that were restructured in 2012. No were no loans modified pursuant to a TDR during the six months ended June 30, 2011.

Note 5. Deposits

Deposit product segment balances are as follows:

	At June 30, 2012		At December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total
Non-interest bearing checking accounts	$3,197,110	3.8%	$2,522,601	3.1%
Interest-bearing checking accounts	3,645,612	4.3%	3,012,298	3.6%
Savings accounts	2,002,893	2.4%	1,824,591	2.2%
Premium savings accounts	21,699,053	25.5%	22,605,550	27.4%
Money market accounts	5,773,023	6.8%	4,497,140	5.4%
IRA accounts, non-certificate	10,680,535	12.6%	12,132,835	14.7%
Certificates of deposit	37,926,519	44.6%	36,055,844	43.6%

Total deposits	$84,924,745	100.0%	$82,650,859	100.0%

Certificates of deposit scheduled maturities are as follows:

	At June 30, 2012	At December 31, 2011
Period to Maturity:
Less Than or Equal to One Year	$21,519,522	$16,636,626
More Than One to Two Years	7,044,906	12,432,852
More Than Two to Three Years	1,008,925	1,980,292
More Than Three to Four Years	1,899,500	1,781,697
More Than Four to Five Years	6,453,666	3,224,377

Total certificates of deposit	$37,926,519	$36,055,844

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	12,431,715	—	12,431,715	—
Asset-backed securities (SLMA)	1,091,880	—	1,091,880	—

Total securities available for sale	$13,523,595	$—	$13,523,595	$—

	At December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	13,722,119	—	13,722,119	—

Total securities available for sale	$13,722,119	$—	$13,722,119	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$841,204	$—	$—	$841,204
Residential owner occupied - junior lien	—	—	—	—

Total nonperforming impaired loans	$841,204	$—	$—	$841,204

Foreclosed real estate	$1,371,041	$—	$—	$1,371,041

	At December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$618,953	$—	$—	$618,953
Residential owner occupied - junior lien	19,992	—	—	19,992

Total nonperforming impaired loans	$638,945	$—	$—	$638,945

Foreclosed real estate	$1,773,200	$—	$—	$1,773,200

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured on a non-recurring basis:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2011	$2,915,981	$190,000
Total realized and unrealized gains and (losses):
Included in net income	(233,831)	(107,400)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(622,365)	—
Transfers in and/or out of Level 3	(1,420,840)	1,690,600

Balance, December 31, 2011	$638,945	$1,773,200

Total realized and unrealized gains and (losses):
Included in net income	(74,196)	(15,490)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(46,973)	(429,725)
Transfers in and/or out of Level 3	323,428	43,056

Balance, June 30, 2012	$841,204	$1,371,041

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,351,094	$2,351,094	$—	$2,351,094	$—
Securities available for sale	13,523,595	13,523,595	—	13,523,595	—
Securities held to maturity	1,743,170	1,784,069	—	1,784,069	—
Loans, net of allowance for loan losses	69,515,197	72,258,000	—	—	72,258,000
Foreclosed assets	1,371,041	1,371,041	—	—	1,371,041
Bank-owned life insurance	1,895,520	1,895,520	—	1,895,520	—
Other equity securities	519,896	519,896	—	—	519,896

Financial instruments - liabilities:
Deposits	$84,924,745	$82,523,000	$—	$82,523,000	$—
Federal Home Loan Bank advances	5,000,000	5,367,000	—	5,367,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2011
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,998,186	$1,998,186	$—	$1,998,186	$—
Securities available for sale	13,722,119	13,722,119	—	13,722,119	—
Securities held to maturity	1,458,396	1,485,718	—	1,485,718	—
Loans, net of allowance for loan losses	63,586,917	65,416,000	—	—	65,416,000
Foreclosed assets	1,773,200	1,773,200	—	—	1,773,200
Bank-owned life insurance	1,466,368	1,466,368	—	1,466,368	—
Other equity securities	526,396	526,396	—	—	526,396

Financial instruments - liabilities:
Deposits	$82,650,859	$79,586,000	$—	$79,586,000	$—
Federal Home Loan Bank advances	5,000,000	5,339,000	—	5,339,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 7. Regulatory Capital Requirements

At June 30, 2012 and December 31, 2011, the Bank met all of the capital adequacy requirements to which it is subject. The following table summarizes the Bank’s capital position.

	At June 30, 2012
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital (to tangible assets)	$8,025	8.2%	$1,477	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	7,852	8.1%	3,904	4.0%	4,879	5.0%
Tier 1 capital (to risk-based assets)	7,852	13.7%	2,289	4.0%	3,433	6.0%
Total risk-based capital (to risk-based assets)	8,544	14.9%	4,577	8.0%	5,722	10.0%

	At December 31, 2011
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital (to tangible assets)	$8,066	8.4%	$1,444	1.5%	N/A	N/A
Tier 1 capital (to adjusted total assets)	7,891	8.2%	3,856	4.0%	4,820	5.0%
Tier 1 capital (to risk-based assets)	7,891	15.5%	2,036	4.0%	3,054	6.0%
Total risk-based capital (to risk-based assets)	8,485	16.7%	4,071	8.0%	5,089	10.0%

\

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account. Shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense for the six months ended June 30, 2012 and 2011 was $6,000 and zero, respectively. Compensation expense for the year ended December 31, 2011 totaled $10,784.

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

Shares held by the ESOP trust at June 30, 2012 and December 31, 2011are as follows:

	At June 30, 2012	At December 31, 2011
Allocated shares	1,078	1,078
Unallocated shares	20,489	20,489

Total ESOP shares	21,567	21,567

Fair value of unallocated shares	$207,963	$210,012

Note 9. Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Unallocated ESOP shares are excluded from the weighted average common shares outstanding of this calculation. Because the conversion to stock form was not completed until October 12, 2011, per share earnings information is not presented for the prior year periods.

	For The Three Months Ended June 30, 2012	For The Six Months Ended June 30, 2012
Net loss	$(63,329)	$(36,439)

Weighted average common shares outstanding	338,967	338,967

Earnings per common share, basic	$(0.19)	$(0.11)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at June 30, 2012 and December 31, 2011. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

Overview

Historically, we have operated as a traditional community savings association. As such, our business consisted primarily of originating one-to four-family real estate loans secured by property in our market area and investing in mortgage-backed and U.S. Agency securities. Our loans and investment securities were primarily funded by savings accounts and certificates of deposit. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities would mature or reprice more quickly than our interest-earning assets. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans. While our funding is still primarily savings accounts and certificates of deposits, we have been and intend to continue our focus on the growth of noninterest and interest bearing checking accounts and balances, which provide a lower funding cost and stronger customer relationships.

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

The recent recession and ongoing economic crisis has negatively affected the real estate market in our primary market areas. Due to the economic recession, the number of housing units sold in Carroll and Howard Counties has declined. These declines have in turn negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market have also affected our ability to make loans in the commercial real estate market, although to a lesser extent. We have begun to see signs of market stability and we anticipate that as market conditions return to a more normal level, there will be increased loan opportunities.

The following table summarizes the highlights of our financial performance for the three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended June 30,
( Dollars in thousands, except per share data)	2012	2011	$ Change	% Change
Net income	$(63)	$23	$(86)	-373.9%
Interest income	960	970	(10)	-1.0%
Interest expense	258	314	(56)	-17.8%
Net interest income	702	656	46	7.0%
Noninterest income	113	67	46	68.7%
Noninterest expense	753	690	63	9.1%
Average Loans	65,464	61,200	4,264	7.0%
Average Earning Assets	89,503	89,027	476	0.5%
Average Interest-Bearing Liabilities	86,537	87,583	(1,046)	-1.2%
Return on average assets	-0.26%	0.10%
Return on average equity	-2.97%	1.60%
Net interest margin	3.15%	2.96%
Earnings per share	$(0.19)	N/A

(unaudited)	For the Six Months Ended June 30,
( Dollars in thousands, except per share data)	2012	2011	$ Change	% Change
Net income	$(36)	$45	$(81)	-180.0%
Interest income	1,929	1,929	—	0.0%
Interest expense	517	641	(124)	-19.3%
Net interest income	1,412	1,288	124	9.6%
Noninterest income	191	147	44	29.9%
Noninterest expense	1,500	1,375	125	9.1%
Average Loans	64,586	61,334	3,252	5.3%
Average Earning Assets	88,785	89,565	(780)	-0.9%
Average Interest-Bearing Liabilities	85,743	87,808	(2,065)	-2.4%
Return on average assets	-0.08%	0.10%
Return on average equity	-0.85%	1.56%
Net interest margin	3.20%	2.90%
Earnings per share	$(0.11)	N/A

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

	For the Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$65,464	$879	5.40%	$61,200	$841	5.51%
Investment securities	17,478	69	1.59%	19,908	119	2.40%
Certificates of deposit	2,062	8	1.56%	1,531	5	1.31%
Interest earning deposits	4,499	4	0.36%	5,129	4	0.31%
Federal funds sold	—	—	—	1,259	1	0.32%

Total interest-earning assets	89,503	960	4.31%	89,027	970	4.37%

Noninterest-earning assets	8,212			6,285

Total assets	$97,715			$95,312

Interest-bearing liabilities:
Savings accounts	$34,801	40	0.46%	$38,924	72	0.74%
Certificates of deposit	37,793	179	1.90%	37,693	204	2.17%
Money market accounts	5,531	9	0.65%	3,024	7	0.93%
Now accounts	3,412	1	0.12%	2,942	2	0.27%

Total interest-bearing deposits	81,537	229	1.13%	82,583	285	1.38%
Federal Home Loan Bank advances	5,000	29	2.33%	5,000	29	2.33%

Total interest-bearing liabilities	86,537	258	1.20%	87,583	314	1.44%

Noninterest-bearing deposits	2,517			1,758
Noninterest-bearing liabilities	71			98

Total liabilities	89,125			89,439
Equity	8,590			5,873

Total liabilities and capital	$97,715			$95,312

Net interest income		$702			$656

Net interest rate spread (1)			3.11%			2.93%
Net interest-earning assets (2)	$2,966			$1,444

Net interest margin (3)			3.15%			2.96%

Average interest-earning assets to interest-bearing liabilities	103.43%			101.65%

1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$64,586	$1,758	5.47%	$61,334	$1,697	5.58%
Investment securities	16,911	147	1.75%	19,299	210	2.19%
Certificates of deposit	1,951	15	1.55%	1,756	11	1.26%
Interest earning deposits	5,337	9	0.34%	5,917	10	0.34%
Federal funds sold	—	—	—	1,259	1	0.16%

Total interest-earning assets	88,785	1,929	4.37%	89,565	1,929	4.34%

Noninterest-earning assets	8,152			5,778

Total assets	$96,937			$95,343

Interest-bearing liabilities:
Savings accounts	$35,098	81	0.46%	$39,162	150	0.77%
Certificates of deposit	37,232	358	1.93%	38,161	418	2.21%
Money market accounts	5,169	18	0.70%	2,669	12	0.91%
Now accounts	3,244	2	0.12%	2,816	3	0.21%

Total interest-bearing deposits	80,743	459	1.14%	82,808	583	1.42%
Federal Home Loan Bank advances	5,000	58	2.33%	5,000	58	2.34%

Total interest-bearing liabilities	85,743	517	1.21%	87,808	641	1.47%

Noninterest-bearing deposits	2,512			1,595
Noninterest-bearing liabilities	103			97

Total liabilities	88,358			89,500
Equity	8,579			5,843

Total liabilities and capital	$96,937			$95,343

Net interest income		$1,412			$1,288

Net interest rate spread (1)			3.16%			2.87%
Net interest-earning assets (2)	$3,042			$1,757

Net interest margin (3)			3.20%			2.90%

Average interest-earning assets to interest-bearing liabilities	103.55%			102.00%

1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30,
	2012 vs 2011
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$58	$(19)	$(1)	$38
Investment securities	(14)	(41)	5	(50)
Certificates of deposit	2	1	—	3
Interest earning deposits	—	—	—	—
Federal funds sold	(1)	—	—	(1)

Total interest income (1)	5	(15)	—	(10)

Interest expense on:
Savings accounts	(8)	(27)	3	(32)
Certificates of deposit	1	(26)	—	(25)
Money market accounts	6	(2)	(2)	2
Now accounts	—	(1)	—	(1)

Total interest-bearing deposits	(4)	(53)	1	(56)
Federal Home Loan Bank advances	—	—	—	—

Total interest expense (1)	(4)	(53)	1	(56)

Change in net interest income	$9	$38	$(1)	$46

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

	For the Six Months Ended June 30, 2012 vs 2011
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$90	$(27)	$(2)	$61
Investment securities	(26)	(42)	5	(63)
Certificates of deposit	1	3	—	4
Interest earning deposits	(1)	—	—	(1)
Federal funds sold	(1)	—	—	(1)

Total interest income (1)	(8)	8	—	—

Interest expense on:
Savings accounts	(16)	(59)	6	(69)
Certificates of deposit	(10)	(51)	1	(60)
Money market accounts	11	(2)	(3)	6
Now accounts	—	(1)	—	(1)

Total interest-bearing deposits	(15)	(113)	4	(124)
Federal Home Loan Bank advances	—	—	—	—

Total interest expense (1)	(15)	(113)	4	(124)

Change in net interest income	$7	$121	$(4)	$124

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

General. Net income decreased by $87,000 to a net loss of $63,000 for the three months ended June 30, 2012 compared to net income of $23,000 for the same period in 2011. The decrease in net income is primarily the result of an increase in the loan loss provision of $164,000 for the three months ended June 30, 2012 compared to June 30, 2011. In addition, non-interest expense increased due to higher expenses related to the costs of becoming a public company, higher salary and benefit expense and costs associated with the workout of other real estate acquired through foreclosure (“OREO”). During the quarter, gains on sale of securities available for sale amounted to $60,000 which partially offset the impact of the provision for loan losses and the costs of OREO workouts. By comparison, the three month period ended June 30, 2011 included gains on sales of securities available for sale of $28,000 which offset costs for loan and OREO workouts.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $46,000, or 7.0%, during the three months ended June 30, 2012 compared to the same period in 2011, mainly as a result of the decrease in interest expense. Due to the items discussed in Interest Income and Interest Expense below, our net interest rate spread increased to 3.11% for the three months ended June 30, 2012 compared to 2.93% for the three months ended June 30, 2011.

Interest Income. Interest income decreased by $10,000, or 1.0%, to $960,000 during the three months ended June 30, 2012 from $970,000 during the three months ended June 30, 2011. This decrease was primarily the result of the decline in the overall yield of our loan and investment securities portfolio offset by the changing of the mix of our earning assets towards higher yielding loans versus interest-bearing deposits with banks. Interest income on investment securities decreased by $50,000, or 42.0% as the result of an 81 basis point decline in the overall portfolio yield and a $2.4 million, or 12.2% decrease in the average balance of investment securities for the 2012 period. This was partially offset by a $38,000, or 4.5% increase in loan interest income. The increase in interest income on loans was due primarily to the growth in the average loan portfolio balances of $4.3 million, or 7.0%, partially offset by a decrease in the average yield of 11 basis points compared to the same period last year.

Interest Expense. Interest expense decreased $56,000, or 17.8%, to $258,000 for the three months ended June 30, 2012 compared to $314,000 for the three months ended June 30, 2011. This decrease was attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 24 basis points, or 16.7%. The decline in the average rates paid on deposits is the result of the continuing low interest rate environment, and, to a lesser extent, the shift of certain time deposits into lower cost of funds products such as money market and savings accounts.

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

Based on management’s evaluation of the above factors, the provision for loan losses was $167,000 for the three months ended June 30, 2012 compared to $3,000 for the three months ended June 30, 2011. The increase in the provision for loan losses was due primarily to the additional provision for loan losses required for the net growth in gross loan balances of $6.0 million during the quarter ended June 30, 2012 and a specific reserve provision of $101,000 for a recently classified substandard one- to four- family residential mortgage loan. Based on our analysis and the historical performance of the loan portfolio, management believes, to the best of their knowledge, that all known losses as of June 30, 2012 have been recorded and the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $113,000 for the three months ended June 30, 2012 compared to $67,000 for the three months ended June 30, 2011. The $46,000, or 68.1%, increase in non-interest income is primarily attributable to a $31,000 increase in gains on sales of securities available for sale. In addition, bank owned life insurance cash surrender value income, customer service fees, loan fee income and rental income on OREO property realized nominal increases compared to the same period last year.

Non-Interest Expenses. Non-interest expenses increased $63,000, or 9.1%, to $753,000 for the three months ended June 30, 2012 compared to $690,000 for the same period in 2011. The increase was primarily due to a $26,000, or 46.9%, increase in professional fees due to the legal, regulatory and accounting costs resulting from our status as a public company and the increased reporting and other provisions attendant to being a public company; a $12,000 increase in OREO property fix-up and maintenance costs and a $11,000, or 3.3%, increase in salaries and employee benefits due to the addition of a commercial loan officer along with merit, promotion and position salary increases for the three months ending June 30, 2012 compared to June 30, 2011.

Income Tax Expense. Income tax (benefit) expense amounted to a benefit of $42,000 and an expense of $7,000, respectively, for the three months ended June 30, 2012 and 2011 resulting in effective tax rates of (40.0)% and 21.7%, respectively. The decrease in income tax expense was primarily due to the loss before income tax benefit for the three months ended June 30, 2012 compared to the income before income tax expense during the three months ended June 30, 2011. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive (Loss) Income. Total comprehensive (loss) income for the periods presented consisted of net (loss) income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive loss was $89,000 for the three months ended June 30, 2012 compared to total comprehensive income of $123,000 for the three months ended June 30, 2011. The decrease of $212,000 in total comprehensive income resulted from a decrease of $126,000 from the change in unrealized gains (losses) on securities available for sale and a decrease of $87,000 in net income.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011

General. Net income decreased by $82,000 to a net loss of $36,000 for the six months ended June 30, 2012 compared to net income of $45,000 for the same period in 2011. The decrease in net income for the six month period is primarily the result of a $169,000 increase in the loan loss provision for the six months ended June 30, 2012 compared to June 30, 2011. In addition, non-interest expense increased due to higher expenses related to the costs of becoming a public company, higher salary and benefit expense and costs associated with the workout of OREO. During the period ended June 30, 2012, gains on sale of securities available for sale amounted to $85,000, which partially offset the impact of the provision for loan losses and the costs of OREO workouts. By comparison, the six month period ended June 30, 2011 included gains on sales of securities available for sale of $68,000, which offset costs for loan and OREO workouts.

Net Interest Income. Net interest income increased by $124,000, or 9.6%, during the six months ended June 30, 2012 compared to the same period in 2011, mainly as a result of the decrease in interest expense. Due to the items discussed in Interest Income and Interest Expense below, our net interest rate spread increased to 3.16% for the six months ended June 30, 2012 compared to 2.87% for the six months ended June 30, 2011.

Interest Income. Interest income remained level at $1.9 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Loan interest income increased by $61,000 due to the increase in the average loan portfolio balances of $3.3 million, partially offset by a decrease in the average yield of 11 basis points compared to the same period last year. The increase in loan interest income was offset by a decrease in interest income on investment securities of $63,000, or 30.0%, as the result of a 44 basis point decline in the overall portfolio yield and a $2.4 million, or 12.4%, decrease in the average balance of securities available for sale compared to the six months ended June 30, 2011.

Interest Expense. Interest expense decreased $124,000, or 19.3%, to $517,000 for the six months ended June 30, 2012 compared to $641,000 for the six months ended June 30, 2011. This decrease was primarily attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 28 basis points to 1.14%. The decrease in the average rates paid on deposits is the result of the continuing low interest rate environment, and, to a lesser extent, the shift of certain time deposits into lower cost of funds products such as money market and savings accounts.

Provision for Loan Losses. The provision for loan losses was $172,000 for the six months ended June 30, 2012 compared to $3,000 for the six months ended June 30, 2011. The increase of $169,000 in the provision for loan losses was due to the additional provision for loan losses required for the net growth in gross loan balances of $6.0 million during the six months ended June 30, 2012 compared to a slight decline in loan balances during the six months ended June 30, 2011 and a specific reserve loan loss provision of $101,000 for a recently classified substandard one- to four- family residential mortgage loan in 2012.

Non-Interest Income. Non-interest income was $191,000 for the six months ended June 30, 2012 compared to $147,000 for the six months ended June 30, 2011. The $44,000, or 29.7%, increase in non-interest income is primarily attributable to the $17,000 increase in gains on sales of securities available for sale and $14,000 increase in rental income on OREO property compared to the same period last year.

Non-Interest Expenses. Non-interest expenses increased $125,000, or 9.1%, to $1.5 million for the six months ended June 30, 2012 compared to $1.4 million for the same period in 2011. The increase was primarily due to a $56,000, or 52.4%, increase in professional fees due to the legal, regulatory and accounting costs resulting from our status as a public company and the increased reporting and other provisions attendant to being a public company; a $54,000, or 8.4%, increase in salaries and employee benefits due to the addition of a commercial loan officer along with merit, promotion and position salary increases and a $16,000 increase in OREO property fix-up and maintenance costs and for the six months ending June 30, 2012 compared to the six months ending June 30, 2011.

Income Tax Expense. Income tax (benefit) expense amounted to a benefit of $33,000 and an expense of $12,000 for the six months ended June 30, 2012 and 2011, respectively, resulting in effective tax rates of (47.4)% and 21.3% for the respective periods. The decrease in income tax expense was primarily due to the loss before income tax benefit for the six months ended June 30, 2012 compared to the income before income tax expense during the six months ended June 30, 2011. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive (Loss) Income. Total comprehensive loss was $38,000 for the six months ended June 30, 2012 compared to total comprehensive income of $143,000 for the six months ended June 30, 2011. The decrease of $181,000 in total comprehensive income resulted from a decrease of $99,000 from the change in unrealized gains (losses) on securities available for sale and a decrease of $82,000 in net income.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011.

Assets. Total assets increased by $2.2 million, or 2.3%, to $98.5 million at June 30, 2012 compared to $96.3 million at December 31, 2011. In addition, the mix of the balance sheet changed as we used excess cash and cash equivalents to fund loan originations. As a result, net loans increased by $5.9 million and interest-bearing deposits with banks decreased by $4.3 million. This loan growth leverages our balance sheet to produce higher yields and increase our net interest margin.

Loans. Net loans increased by $5.9 million, or 9.3%, to $69.5 million at June 30, 2012 from $63.6 million at December 31, 2011. For the six months ended June 30, 2012, new loan originations totaled $11.9 million which were partially offset by loan payoffs of $4.0 million and principal repayments of $1.2 million. Consistent with our business strategy, we increased the balance of the commercial real estate loan portfolio by $6.9 million, or 50% during the six months ended June 30, 2012, while residential-based real estate loans decreased slightly by $842,000, or 1.7%, during the same period.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $841,000 and $2.2 million at June 30, 2012 compared to $639,000 and $2.4 million at December 31, 2011. The ratio of nonperforming loans to total loans was 1.20% at June 30, 2012 compared to 1.00% at December 31, 2011 and our ratio of nonperforming assets declined to 2.25% as of June 30, 2012 compared to 2.51% at December 31, 2011. Our nonperforming loans and assets did however increase from March 31, 2012 by $324,000 due to one loan being classified as substandard during the quarter ending June 30, 2012.

Deposits. Deposits increased by $2.3 million, or 2.8%, to $84.9 million at June 30, 2012 from $82.7 million at December 31, 2011. Certificates of deposit increased by $1.9 million, or 5.2%, money market accounts increased by $1.3 million, or 28.3% and non-interest and interest bearing checking deposits increased by $1.3 million, or 23.6%. IRA accounts decreased by $1.5 million, or 12.0%, and savings accounts decreased by $728,000, or 3.0%. Our certificates of deposit increased as we offered a premium rate on our longer term 60 month product. In order to receive the premium rate the customer also had to have or open a checking account with us. We continue to focus our efforts to improve our funding mix and increase core deposits especially non-interest bearing checking deposits.

Stockholders’ Equity. Stockholders’ equity decreased slightly by $38,000, or 0.4%, remaining at $8.5 million at June 30, 2012 and December 31, 2011. The decrease was the result of the net loss of $36,000 recorded for the six months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At June 30, 2012, cash and cash equivalents totaled $4.8 million.

At June 30, 2012, we had $1.2 million in loan origination commitments outstanding and $2.9 million in unused available lines of credit. Certificates of deposit due within one year of June 30, 2012 totaled $21.5 million, or 25.3% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2012.

Our investing activities primarily include loan and investment securities activity. During the six months ended June 30, 2012 and the year ended December 31, 2011, we originated $11.9 million and $13.5 million in loans, respectively. During these same time periods, we purchased $13.0 million and $22.2 million and sold $11.0 million and $20.2 million of investment securities, respectively.

Financing activities consist primarily of deposit account activity. We experienced a net increase in deposits during the six months ended June 30, 2012 of $2.3 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta and certain correspondent banks, which provide an additional source of funds. Federal Home Loan Bank advances remained steady at $5.0 million during the six months ended June 30, 2012 and the year ended December 31, 2011. At June 30, 2012, we had the ability to borrow up to an additional $4.7 million from the Federal Home Loan Bank of Atlanta and $2.0 million from correspondent banks under short-term line of credit agreements.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Off-Balance Sheet Arrangements, Commitments and Aggregate Contractual Obligations

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. Each of these involves to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on us.

Outstanding loan commitments and available lines and letters of credit at June 30, 2012 and December 31, 2011 are as follows:

(in thousands)	At June 30, 2012	At December 31, 2011
Commitments to extend credit:
Consumer loans	$534	$13
Commercial loans	645	1,075

	1,179	1,088

Commitments under available lines of credit:
Consumer loans	1,371	1,204
Commercial loans	1,545	1,245

	2,916	2,449

Standby letters of credit	21	—

Total Commitments	$4,116	$3,537

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for loan instruments. Management generally bases the collateral required on the credit evaluation of the counterparty. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee.

Available lines of credit represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In general, the credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. We evaluate each customer’s credit worthiness and required collateral on a case by case basis. No amount has been recognized in the statement of financial condition at June 30, 2012 or December 31, 2011 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three and six months ended June 30, 2012, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•	statements regarding increased loan opportunities as market conditions return to normal levels;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statements regarding adequate liquidity and the adequacy of liquidity levels for our short- and long-term needs;

•	statements with respect to our allowance for loan losses, and the adequacy thereof; and

•	statements regarding the impact of pending legal proceedings.

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2012.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Our Registration Statement on Form S-1 for our initial public offering (file no. 333-172770) was declared effective by the

SEC on August 12, 2011. We offered up to 515,775 shares of our common stock for $10.00 per share or an aggregate offering price of $5,157,750. The offering commenced on August 12, 2011 and closed on October 12, 2011. Stifel, Nicolaus & Company, Incorporated served as financial advisor and marketing agent with respect to the offering. We sold 359,456 shares in the offering, resulting in aggregate gross proceeds of $3,594,560. We incurred aggregate expenses relating to the offering of $707,133, resulting in net proceeds of $2,887,427; none of such payments were made to our officers, directors or their associates, or to persons owning 10% or more of our common stock, or to any of our affiliates.

The Company loaned $215,670 to the Bank’s employee stock ownership plan to purchase shares in the offering. The Company retained an additional $215,757 of the net offering proceeds. The balance of the net offering proceeds, or $2,456,000 was contributed to Carroll Community Bank. The Bank has used all of such proceeds to fund loan originations.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(10.7)	Form of Non-Qualified Stock Option Grant Agreement under Carroll Bancorp, Inc. 2011 Stock Option Plan*

(10.8)	Form of Incentive Stock Option Grant Agreement under Carroll Bancorp, Inc. 2011 Stock Option Plan *

(10.9)	Carroll Bancorp, Inc. 2011 Stock Option Plan #

(10.10)	Carroll Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement +

(31.1)	Rule 13a-14(a) Certification by the Principal Executive Officer

(31.2)	Rule 13a-14(a) Certification by the Principal Financial Officer

(32.1)	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 11, 2012.
#	Incorporated by reference from Annex A to the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on March 9, 2012.
+	Incorporated by reference from Annex B to the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on March 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLL BANCORP, INC.

PRINCIPAL EXECUTIVE OFFICER:

Date August 10, 2012	/s/ Russell J. Grimes

Russell J. Grimes
President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Date August 10, 2012	/s/ Michael J. Gallina

Michael J. Gallina
Chief Financial Officer