Form 10-Q
period 2012-09-30
Carroll Bancorp, Inc.
filed 2012-11-09
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

359,456 shares of common stock, par value $0.01 per share, were issued and outstanding at November 9, 2012.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Cash and due from banks	$1,349,150	$1,679,478
Interest-bearing deposits with depository institutions	3,942,912	7,505,005

Cash and cash equivalents	5,292,062	9,184,483
Certificates of deposit with depository institutions	2,851,667	1,998,186
Securities available for sale, at fair value	12,608,885	13,722,119
Securities held to maturity (fair value September 30, 2012 $1,791,720 and December 31, 2011 $1,485,718)	1,739,679	1,458,396
Loans, net of allowance for loan losses - September 30, 2012 $700,000 and December 31, 2011 $594,000	71,183,746	63,586,917
Accrued interest receivable	309,743	283,337
Other equity securities, at cost	517,996	526,396
Bank-owned life insurance	1,912,419	1,466,368
Premises and equipment, net	1,357,459	1,442,044
Foreclosed assets	976,935	1,773,200
Other assets	717,603	821,011

Total Assets	$99,468,194	$96,262,457

Liabilities:
Deposits
Noninterest-bearing	$2,796,158	$2,522,601
Interest-bearing	82,974,811	80,128,258

Total deposits	85,770,969	82,650,859
Advances from the Federal Home Loan Bank	5,000,000	5,000,000
Other liabilities	143,505	112,818

Total liabilities	90,914,474	87,763,677

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 shares at September 30, 2012 and December 31, 2011, respectively	3,595	3,595
Additional paid-in capital	2,884,016	2,883,833
Unearned ESOP shares	(204,887)	(204,887)
Retained earnings	5,770,473	5,768,122
Accumulated other comprehensive income	100,523	48,117

Total stockholders’ equity	8,553,720	8,498,780

Total liabilities and stockholders’ equity	$99,468,194	$96,262,457

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans	$956,141	$855,513	$2,714,533	$2,552,809
Securities available for sale	46,942	104,324	177,094	304,709
Securities held to maturity	9,013	4,810	25,700	14,426
Certificates of deposit	9,379	4,138	24,311	14,630
Interest-bearing deposits	3,242	2,965	12,689	13,023
Federal funds sold	—	376	—	1,818

Total interest income	1,024,717	972,126	2,954,327	2,901,415
Interest expense:
Interest on deposits	218,387	265,284	677,829	848,626
Interest on borrowings	29,261	29,261	87,147	86,829

Total interest expense	247,648	294,545	764,976	935,455

Net interest income	777,069	677,581	2,189,351	1,965,960
Provision for loan losses	8,000	38,864	180,196	42,117

Net interest income after provision for loan losses	769,069	638,717	2,009,155	1,923,843

Non-interest income:
Gain on sale of securities available for sale	13,122	98,292	97,936	166,318
Gain on loans held for sale	—	1,044	1,612	3,133
Increase in cash surrender value - life insurance	16,899	13,448	46,051	39,954
Customer service fees	19,137	19,506	54,417	49,614
Loan fee income	8,875	9,721	29,868	24,946
Other income	7,316	2,030	25,988	6,955

Total non-interest income	65,349	144,041	255,872	290,920
Non-interest expense:
Salaries and employee benefits	357,087	339,515	1,058,812	986,997
Premises and equipment	75,522	70,120	225,771	226,612
Data processing	88,762	78,484	253,971	228,997
Professional fees	74,805	56,328	238,577	163,795
FDIC insurance	21,577	22,472	65,657	78,983
Directors’ fees	32,225	27,376	94,450	82,028
Corporate insurance	11,784	12,549	35,352	37,603
Printing and office supplies	7,876	13,066	29,860	39,322
Provision for losses and costs on real estate acquired through foreclosure	27,194	75,523	84,686	101,157
Other operating expenses	74,627	50,552	184,189	174,971

Total non-interest expenses	771,459	745,985	2,271,325	2,120,465

Income (loss) before income tax expense (benefit)	62,959	36,773	(6,298)	94,298
Income tax expense (benefit)	24,169	9,201	(8,649)	21,436

Net income	$38,790	$27,572	$2,351	$72,862

Basic/diluted earnings per share	$0.11	N/A	$0.01	N/A

Basic/diluted weighted average shares outstanding	338,967	N/A	338,967	N/A

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$38,790	$27,572	$2,351	$72,862
Other comprehensive income (loss), before income tax:
Securities available for sale:
Net unrealized holding gains arising during the period	103,305	51,183	185,280	282,199
Less reclassification adjustment for gains included in net income	13,122	98,292	97,936	166,318

Other comprehensive income (loss), before income tax	90,183	(47,109)	87,344	115,881
Income tax effect	36,074	(18,843)	34,938	46,353

Other comprehensive income (loss), net of tax	54,109	(28,266)	52,406	69,528

Total comprehensive income (loss)	$92,899	$(694)	$54,757	$142,390

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2012	$3,595	$2,883,833	$(204,887)	$5,768,122	$48,117	$8,498,780
Net income				2,351		2,351
Other comprehensive income					52,406	52,406
ESOP allocated shares FMV adjustment		183				183

Balances at September 30, 2012	$3,595	$2,884,016	$(204,887)	$5,770,473	$100,523	$8,553,720

Balances at January 1, 2011	$—	$—	$—	$5,747,842	$29,299	$5,777,141
Net income				72,862		72,862
Other comprehensive income					69,528	69,528

Balances at September 30, 2011	$—	$—	$—	$5,820,704	$98,827	$5,919,531

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,351	$72,862
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(97,936)	(166,318)
Gain on sale of loans held for sale	(1,612)	(3,133)
Origination of loans held for sale	(487,800)	(294,000)
Proceeds from sale of loans held for sale	268,612	297,133
Amortization and accretion of securities	199,383	233,285
Amortization of deferred loan origination fees, net of costs	12,874	6,252
Provision for loan losses	180,196	42,117
Provision for loss on real estate acquired through foreclosure	4,965	69,900
Loss on sale of real estate acquired through foreclosure	22,031	—
Depreciation of premises and equipment	101,367	103,444
Increase in cash surrender value of bank-owned life insurance	(46,051)	(39,954)
ESOP compensation expense	8,283	—
(Increase) decrease in deferred tax assets	(34,147)	8,968
Increase in accrued interest receivable	(26,407)	(37,796)
Decrease (increase) in other assets	102,617	(557)
Increase in other liabilities	22,587	67,781

Net cash provided by operating activities	231,313	359,984

Cash flows from investing activities:
Purchase of securities available for sale	(13,631,105)	(16,465,574)
Purchase of securities held to maturity	(289,767)	—
Proceeds from sales and redemptions of securities available for sale	11,940,584	13,282,170
Principal collected on securities available for sale	2,794,655	4,024,716
Purchase of certificates of deposit	(1,350,000)	(947,452)
Redemption of certificates of deposit	500,000	1,650,000
Increase in loans	(7,780,598)	(2,967,521)
Purchase of bank-owned life insurance	(400,000)	—
Purchase of premises and equipment	(16,782)	(59,151)
Redemption of other equity securities	8,400	15,600
Purchase of other equity securities	—	(83,596)
Capitalized costs on real estate acquired through foreclosure	(42,756)	—
Proceeds from the sale of real estate acquired through foreclosure	1,023,525	—

Net cash used by investing activities	(7,243,844)	(1,550,808)

Cash flows from financing activities:
Increase in deposits	3,120,110	114,292

Net cash provided by financing activities	3,120,110	114,292

Net decrease in cash and cash equivalents	(3,892,421)	(1,076,532)
Cash and cash equivalents, beginning balance	9,184,483	9,153,843

Cash and cash equivalents, ending balance	$5,292,062	$8,077,311

Supplemental disclosure of cash flow information:
Interest paid	$767,742	$938,867
Income taxes paid (refund)	$—	$(100,422)

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$211,500	$1,501,600

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

The operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the entire year or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s 2011 Annual Report on Form 10-K as filed with the SEC on March 9, 2012. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that pertain to the Company’s consolidated financial statements.

Note 2. Securities

The amortized cost and estimated market value of securities available for sale and held to maturity at September 30, 2012 and December 31, 2011 are as follows:

	At September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	11,420,945	159,618	—	11,580,563
Asset-backed securities (SLMA)	1,020,401	7,921	—	1,028,322

	$12,441,346	$167,539	$—	$12,608,885

Securities held to maturity:
Municipal bonds	$1,493,343	$47,289	$—	$1,540,632
Corporate bonds	246,336	4,752	—	251,088

	$1,739,679	$52,041	$—	$1,791,720

	At December 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	13,641,923	84,325	4,129	13,722,119

	$13,641,923	$84,325	$4,129	$13,722,119

Securities held to maturity:
Municipal bonds	$1,213,829	$27,550	$—	$1,241,379
Corporate bonds	244,567	—	228	244,339

	$1,458,396	$27,550	$228	$1,485,718

The Company had no private label residential mortgage-backed securities at September 30, 2012 and December 31, 2011 or during the nine months or year then ended, respectively.

The amortized cost and estimated market value of securities at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2012
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	865,336	892,482
After 5 years through 10 years	6,827,048	6,920,645	874,343	899,238
Over 10 years	5,614,298	5,688,240	—	—

	$12,441,346	$12,608,885	$1,739,679	$1,791,720

	At December 31, 2011
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	864,476	878,437
After 5 years through 10 years	7,136,358	7,192,751	481,728	493,076
Over 10 years	6,505,565	6,529,368	112,192	114,205

	$13,641,923	$13,722,119	$1,458,396	$1,485,718

The Company recognized gross realized gains on securities available for sale of $97,936 and $166,318 for the nine months ended September 30, 2012 and 2011 respectively and $218,158 for the year ended December 31, 2011.

Securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

At September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities (SLMA)	—	—			—	—

	$—	$—	$—	$—	$—	$—

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

At December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	3,290,877	4,129	—	—	3,290,877	4,129

	$3,290,877	$4,129	$—	$—	$3,290,877	$4,129

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	244,340	228			244,340	228

	$244,340	$228	$—	$—	$244,340	$228

Note 3. Loans

Loans at September 30, 2012 and December 31, 2011 are summarized as follows:

	At September 30, 2012		At December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total
Residential owner occupied - first lien	$37,408,287	52.0%	$38,586,665	60.1%
Residential owner occupied - junior lien	3,377,718	4.7%	3,828,870	6.0%
Residential non-owner occupied (investor)	8,531,096	11.9%	7,898,684	12.3%
Commercial owner occupied	6,119,291	8.5%	3,334,885	5.2%
Other commercial loans	16,224,023	22.6%	10,348,940	16.1%
Consumer loans	233,736	0.3%	192,716	0.3%

Total loans	71,894,151	100.0%	64,190,760	100.0%

Net deferred fees, costs and purchase premiums	(10,405)		(9,843)
Allowance for loan losses	(700,000)		(594,000)

Total loans, net	$71,183,746		$63,586,917

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

The Company’s charge-off policy states after all collection efforts have been exhausted, the loan is deemed to be a loss and the loss amount has been determined, the loss amount will be charged to the established allowance for loan losses. Loans secured by real estate, either residential or commercial, are evaluated for loss potential at the 60 days past due threshold. At no later than 90 days past due the loan is placed on nonaccrual status and a specific reserve is established if the net realizable value in less than the principal value of the loan balance(s). Once the actual loss value has been determined, a charge-off to the allowance for loan losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss. Unsecured loans are charged-off to the allowance for loan losses at the 90 day past due threshold or when an actual loss has been determined whichever is earlier.

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$374,966	$19,477	$64,453	$62,632	$170,472	$—	$—	$692,000
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	(9,032)	(866)	499	(2,072)	19,471	—	—	8,000

Ending Balance	$365,934	$18,611	$64,952	$60,560	$189,943	$—	$—	$700,000

	For the Nine Months Ended September 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$334,087	$32,180	$69,025	$33,076	$125,632	$—	$—	$594,000
Charge-offs	54,204	19,992	—	—	—	—	—	74,196
Recoveries	—	—	—	—	—	—	—	—
Provision	86,051	6,423	(4,073)	27,484	64,311	—	—	180,196

Ending Balance	$365,934	$18,611	$64,952	$60,560	$189,943	$—	$—	$700,000

	For the Three Months Ended September 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$236,270	$15,078	$76,302	$32,381	$188,969	$—	$30,000	$579,000
Charge-offs	—	—	—	—	52,864	—	—	52,864
Recoveries	—	—	—	—	—	—	—	—
Provision	3,289	(528)	(5,144)	(1,785)	51,032	—	(8,000)	38,864

Ending Balance	$239,559	$14,550	$71,158	$30,596	$187,137	$—	$22,000	$565,000

	For the Nine Months Ended September 30, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$347,647	$25,711	$102,990	$24,247	$174,405	$—	$—	$675,000
Charge-offs	57,000	—	42,253	—	52,864	—	—	152,117
Recoveries	—	—	—	—	—	—	—	—
Provision	(51,088)	(11,161)	10,421	6,349	65,596	—	22,000	42,117

Ending Balance	$239,559	$14,550	$71,158	$30,596	$187,137	$—	$22,000	$565,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at September 30, 2012 and 2011.

	At September 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$136,717	$—	$—	$—	$—	$—	$—	$136,717
Ending balance: collectively evaluated for impairment	229,217	18,611	64,952	60,560	189,943	—		563,283

Ending balance	$365,934	$18,611	$64,952	$60,560	$189,943	$—	$—	$700,000

Loans:
Ending balance: individually evaluated for impairment	$463,911	$—	$—	$—	$—	$—		$463,911
Ending balance: collectively evaluated for impairment	36,944,376	3,377,718	8,531,096	6,119,291	16,224,023	233,736		71,430,240

Ending balance	$37,408,287	$3,377,718	$8,531,096	$6,119,291	$16,224,023	$233,736		$71,894,151

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$103,980	$19,992	$—	$—	$—	$—	$—	$123,972
Ending balance: collectively evaluated for impairment	230,107	12,188	69,025	33,076	125,632	—	—	470,028

Ending balance	$334,087	$32,180	$69,025	$33,076	$125,632	$—	$—	$594,000

Loans:
Ending balance: individually evaluated for impairment	$618,953	$19,992	$—	$—	$—	$—		$638,945
Ending balance: collectively evaluated for impairment	37,967,712	3,808,878	7,898,684	3,334,885	10,348,940	192,716		63,551,815

Ending balance	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716		$64,190,760

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment as of September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$36,944,376	$3,377,718	$8,295,685	$6,119,291	$16,224,023	$233,736	$71,194,829
Special Mention	—	—	235,411	—	—	—	235,411
Substandard	463,911	—	—	—	—	—	463,911
Doubtful	—	—	—	—	—	—	—

Total	$37,408,287	$3,377,718	$8,531,096	$6,119,291	$16,224,023	$233,736	$71,894,151

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$37,501,735	$3,808,878	$7,898,684	$3,334,885	$10,348,940	$192,716	$63,085,838
Special Mention	465,977	—	—	—	—	—	465,977
Substandard	618,953	19,992	—	—	—	—	638,945
Doubtful	—	—	—	—	—	—	—

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716	$64,190,760

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment as of September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$36,185,042	$3,215,632	$8,531,096	$6,119,291	$16,224,023	$233,736	$70,508,820

30-59 days past due	130,887	69,783	—	—	—	—	200,670
60-89 days past due	991,546	92,303	—	—	—	—	1,083,849
Greater than 90 days past due	100,812	—	—	—	—	—	100,812

Total past due	1,223,245	162,086	—	—	—	—	1,385,331

Total	$37,408,287	$3,377,718	$8,531,096	$6,119,291	$16,224,023	$233,736	$71,894,151

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,716,785	$3,742,357	$7,898,684	$3,334,885	$10,348,940	$192,716	$63,234,367

30-59 days past due	241,078	66,521	—	—	—	—	307,599
60-89 days past due	9,849	—	—	—	—	—	9,849
Greater than 90 days past due	618,953	19,992	—	—	—	—	638,945

Total past due	869,880	86,513	—	—	—	—	956,393

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716	$64,190,760

The following tables are a summary of impaired loans by portfolio segment as of September 30, 2012 and December 31, 2011:

	At September 30, 2012
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$57,194	$—	$—	$—	$—	$—	$57,194
Unpaid Principal Balance	57,194	—	—	—	—	—	57,194

With an allowance recorded:
Recorded Investment	$406,717	$—	$—	$—	$—	$—	$406,717
Unpaid Principal Balance	406,717	—	—	—	—	—	406,717
Related Allowance	136,717	—	—	—	—	—	136,717

Total impaired loans:
Recorded Investment	$463,911	$—	$—	$—	$—	$—	$463,911
Unpaid Principal Balance	463,911	—	—	—	—	—	463,911
Related Allowance	136,717	—	—	—	—	—	136,717

	At December 31, 2011
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$46,973	$—	$—	$—	$—	$—	$46,973
Unpaid Principal Balance	46,973	—	—	—	—	—	46,973

With an allowance recorded:
Recorded Investment	$571,980	$19,992	$—	$—	$—	$—	$591,972
Unpaid Principal Balance	571,980	19,992	—	—	—	—	591,972
Related Allowance	103,980	19,992	—	—	—	—	123,972

Total impaired loans:
Recorded Investment	$618,953	$19,992	$—	$—	$—	$—	$638,945
Unpaid Principal Balance	618,953	19,992	—	—	—	—	638,945
Related Allowance	103,980	19,992	—	—	—	—	123,972

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$138,186	$—	$—	$—	$—	$—	$138,186
Interest income that would have been recognized	6,321	—	—	—	—	—	6,321
Interest income recognized (cash basis)	2,258	—	—	—	—	—	2,258
Interest income foregone	4,063	—	—	—	—	—	4,063

With an allowance recorded:
Average recorded investment	$514,372	$—	$—	$—	$—	$—	$514,372
Interest income that would have been recognized	12,222	—	—	—	—	—	12,222
Interest income recognized (cash basis)	23,783	—	—	—	—	—	23,783
Interest income foregone	(11,561)	—	—	—	—	—	(11,561)

Total impaired loans:
Average recorded investment	$652,558	$—	$—	$—	$—	$—	$652,558
Interest income that would have been recognized	18,543	—	—	—	—	—	18,543
Interest income recognized (cash basis)	26,041	—	—	—	—	—	26,041
Interest income foregone	(7,498)	—	—	—	—	—	(7,498)

	For the Nine Months Ended September 30, 2012
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$146,554	$—	$—	$—	$—	$—	$146,554
Interest income that would have been recognized	9,759	—	—	—	—	—	9,759
Interest income recognized (cash basis)	2,445	—	—	—	—	—	2,445
Interest income foregone	7,314	—	—	—	—	—	7,314

With an allowance recorded:
Average recorded investment	$497,000	$6,664	$—	$—	$—	$—	$503,664
Interest income that would have been recognized	30,623	311	—	—	—	—	30,934
Interest income recognized (cash basis)	31,058	—	—	—	—	—	31,058
Interest income foregone	(435)	311	—	—	—	—	(124)

Total impaired loans:
Average recorded investment	$643,554	$6,664	$—	$—	$—	$—	$650,218
Interest income that would have been recognized	40,382	311	—	—	—	—	40,693
Interest income recognized (cash basis)	33,503	—	—	—	—	—	33,503
Interest income foregone	6,879	311	—	—	—	—	7,190

	For the Three Months Ended September 30, 2011
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$492,025	$—	$—	$—	$—	$—	$492,025
Interest income that would have been recognized	2,804	—	—	—	—	—	2,804
Interest income recognized (cash basis)	(1)	—	—	—	—	—	(1)
Interest income foregone	2,805	—	—	—	—	—	2,805

With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$458,485	$—	$458,485
Interest income that would have been recognized	—	—	—	—	13,283	—	13,283
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	—	—	—	—	13,283	—	13,283

Total impaired loans:
Average recorded investment	$492,025	$—	$—	$—	$458,485	$—	$950,510
Interest income that would have been recognized	2,804	—	—	—	13,283	—	16,087
Interest income recognized (cash basis)	(1)	—	—	—	—	—	(1)
Interest income foregone	2,805	—	—	—	13,283	—	16,088

	For the Nine Months Ended September 30, 2011
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$582,295	$—	$—	$—	$—	$—	$582,295
Interest income that would have been recognized	24,347	—	—	—	—	—	24,347
Interest income recognized (cash basis)	6,249	—	—	—	—	—	6,249
Interest income foregone	18,098	—	—	—	—	—	18,098

With an allowance recorded:
Average recorded investment	$370,408	$—	$169,638	$—	$545,708	$—	$1,085,754
Interest income that would have been recognized	16,091	—	4,389	—	39,639	—	60,119
Interest income recognized (cash basis)	18,898	—	—	—	—	—	18,898
Interest income foregone	(2,807)	—	4,389	—	39,639	—	41,221

Total impaired loans:
Average recorded investment	$952,703	$—	$169,638	$—	$545,708	$—	$1,668,049
Interest income that would have been recognized	40,438	—	4,389	—	39,639	—	84,466
Interest income recognized (cash basis)	25,147	—	—	—	—	—	25,147
Interest income foregone	15,291	—	4,389	—	39,639	—	59,319

The following table is a summary of performing and nonperforming impaired loans by portfolio segment as of September 30, 2012 and December 31, 2011:

	At September 30, 2012	At December 31, 2011
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	294,374	327,000
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	294,374	327,000

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	463,911	618,953
Residential owner occupied - junior lien	—	19,992
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	463,911	638,945

Total impaired loans	$758,285	$965,945

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

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the three and nine months ended September 30, 2012:

	During the Three Months Ended September 30, 2012			During the Nine Months Ended September 30, 2012
Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential owner occupied - first lien	—	$—	$—	1	$296,992	$296,992

During the nine months ended September 30, 2012, a customer whose loan was in nonaccrual status filed bankruptcy. Since the bankruptcy petition restructured the loan, the Company is treating the loan as a TDR. During the first six months following the restructuring the loan was treated as a nonaccrual loan. The borrower has demonstrated the ability to make the payments by the restructured contractual due dates and has been reclassified to a performing loan.

There were no defaults on any TDRs that were restructured in 2012. In addition, there were no loans modified pursuant to a TDR during the three and nine months ended September 30, 2011.

Note 5. Deposits

Deposit product segment balances are as follows:

	At September 30, 2012		At December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total
Non-interest bearing checking accounts	$2,796,158	3.3%	$2,522,601	3.1%
Interest-bearing checking accounts	4,019,575	4.7%	3,012,298	3.6%
Savings accounts	1,821,220	2.1%	1,824,591	2.2%
Premium savings accounts	21,950,387	25.6%	22,605,550	27.4%
Money market accounts	6,791,348	7.9%	4,497,140	5.4%
IRA accounts, non-certificate	10,409,467	12.1%	12,132,835	14.7%
Certificates of deposit	37,982,814	44.3%	36,055,844	43.6%

Total deposits	$85,770,969	100.0%	$82,650,859	100.0%

Certificates of deposit scheduled maturities are as follows:

	At September 30, 2012	At December 31, 2011
Period to Maturity:
Less than or equal to one year	$20,464,065	$16,636,626
More than one to two years	3,978,586	12,432,852
More than two to three years	3,532,754	1,980,292
More than three to four years	1,318,331	1,781,697
More than four to five years	8,689,078	3,224,377

Total certificates of deposit	$37,982,814	$36,055,844

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	11,580,563	—	11,580,563	—
Asset-backed securities (SLMA)	1,028,322	—	1,028,322	—

Total securities available for sale	$12,608,885	$—	$12,608,885	$—

	At December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Government agency	$—	$—	$—	$—
Residential mortgage-backed securities	13,722,119	—	13,722,119	—

Total securities available for sale	$13,722,119	$—	$13,722,119	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$463,911	$—	$—	$463,911
Residential owner occupied - junior lien	—	—	—	—

Total nonperforming impaired loans	$463,911	$—	$—	$463,911

Foreclosed real estate	$976,935	$—	$—	$976,935

	At December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$618,953	$—	$—	$618,953
Residential owner occupied - junior lien	19,992	—	—	19,992

Total nonperforming impaired loans	$638,945	$—	$—	$638,945

Foreclosed real estate	$1,773,200	$—	$—	$1,773,200

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured on a non-recurring basis:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2011	$2,915,981	$190,000
Total realized and unrealized gains (losses):
Included in net income	(233,831)	(107,400)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(622,365)	—
Transfers in and/or out of Level 3	(1,420,840)	1,690,600

Balance, December 31, 2011	$638,945	$1,773,200

Total realized and unrealized gains (losses):
Included in net income	(74,196)	(26,996)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(46,973)	(1,023,825)
Transfers in and/or out of Level 3	(53,865)	254,556

Balance, September 30, 2012	$463,911	$976,935

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,851,667	$2,851,667	$—	$2,851,667	$—
Securities available for sale	12,608,885	12,608,885	—	12,608,885	—
Securities held to maturity	1,739,679	1,791,720	—	1,791,720	—
Loans, net of allowance for loan losses	71,183,746	73,996,000	—	—	73,996,000
Foreclosed assets	976,935	976,935	—	—	976,935
Bank-owned life insurance	1,912,419	1,912,419	—	1,912,419	—
Other equity securities	517,996	517,996	—	—	517,996

Financial instruments - liabilities:
Deposits	$85,770,969	$83,854,000	$—	$83,854,000	$—
Federal Home Loan Bank advances	5,000,000	5,401,000	—	5,401,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2011
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,998,186	$1,998,186	$—	$1,998,186	$—
Securities available for sale	13,722,119	13,722,119	—	13,722,119	—
Securities held to maturity	1,458,396	1,485,718	—	1,485,718	—
Loans, net of allowance for loan losses	63,586,917	65,416,000	—	—	65,416,000
Foreclosed assets	1,773,200	1,773,200	—	—	1,773,200
Bank-owned life insurance	1,466,368	1,466,368	—	1,466,368	—
Other equity securities	526,396	526,396	—	—	526,396

Financial instruments - liabilities:
Deposits	$82,650,859	$79,586,000	$—	$79,586,000	$—
Federal Home Loan Bank advances	5,000,000	5,339,000	—	5,339,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 7. Regulatory Capital Requirements

At September 30, 2012 and December 31, 2011, the Bank met all of the capital adequacy requirements to which it is subject. The following table summarizes the Bank’s capital position.

	At September 30, 2012
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital (to tangible assets)	$8,116	8.2%	$1,492	1.5%	N/A	N/A
Tier 1 capital (to average assets)	7,811	8.0%	3,932	4.0%	4,915	5.0%
Tier 1 capital (to risk-weighted assets)	7,811	13.6%	2,297	4.0%	3,445	6.0%
Total risk-based capital (to risk-weighted assets)	8,511	14.8%	4,594	8.0%	5,742	10.0%

	At December 31, 2011
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital (to tangible assets)	$8,066	8.4%	$1,444	1.5%	N/A	N/A
Tier 1 capital (to average assets)	7,891	8.2%	3,856	4.0%	4,820	5.0%
Tier 1 capital (to risk-weighted assets)	7,891	15.5%	2,036	4.0%	3,054	6.0%
Total risk-based capital (to risk-weighted assets)	8,485	16.7%	4,071	8.0%	5,089	10.0%

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account. Shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense for the nine months ended September 30, 2012 and 2011 was $8,283 and zero, respectively. Compensation expense for the year ended December 31, 2011 totaled $10,784.

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

Shares held by the ESOP trust at September 30, 2012 and December 31, 2011 are as follows:

	At September 30, 2012	At December 31, 2011
Allocated shares	1,078	1,078
Unallocated shares	20,489	20,489

Total ESOP shares	21,567	21,567

Fair value of unallocated shares	$223,330	$210,012

Note 9. Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of September 30, 2012, no stocks options or restricted shares have been granted to trigger potential diluted earnings per share. Unallocated ESOP shares are excluded from the weighted average common shares outstanding of this calculation. Because the conversion to stock form was not completed until October 12, 2011, per share earnings information is not presented for the prior year periods.

	For The Three Months Ended September 30, 2012	For The Nine Months Ended September 30, 2012
Net income	$38,790	$2,351

Weighted average common shares outstanding	338,967	338,967

Earnings per common share, basic	$0.11	$0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2012 and December 31, 2011. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

Overview

Historically, we have operated as a traditional community savings association. As such, our business consisted primarily of originating one-to four-family real estate loans secured by property in our market area and investing in mortgage-backed and U.S. Agency securities. Our loans and investment securities were primarily funded by savings accounts and certificates of deposit. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities would mature or reprice more quickly than our interest-earning assets. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans. In addition, while our funding is still primarily savings accounts and certificates of deposits, we have been and intend to continue our focus on the growth of noninterest and interest bearing checking accounts and balances, which provide a lower funding cost and stronger customer relationships.

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

The 2009 recession and the ongoing economic crisis has negatively affected the real estate market in our primary market areas. Due to the economic recession, the number of housing units sold in Carroll and Howard Counties has declined. These declines have in turn negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market have also affected our ability to make loans in the commercial real estate market, although to a lesser extent. We have begun to see signs of market stability and we anticipate that as market conditions return to a more normal level, there will be increased loan opportunities.

The following table summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011 (amounts in the table may not match those discussed in the balance of this section due to rounding):

	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	$ Change	% Change
Net income	$39	$28	$11	39.3%
Interest income	1,025	972	53	5.5%
Interest expense	248	294	(46)	-15.6%
Net interest income	777	678	99	14.6%
Noninterest income	65	144	(79)	-54.9%
Noninterest expense	771	746	25	3.4%
Average Loans	70,360	62,214	8,146	13.1%
Average Earning Assets	91,269	87,758	3,511	4.0%
Average Interest-Bearing Liabilities	86,965	86,470	495	0.6%
Return on average assets	0.16%	0.12%
Return on average equity	1.81%	1.83%
Net interest margin	3.39%	3.06%
Earnings per share	$0.11	N/A

	For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	$ Change	% Change
Net income	$2	$73	$(71)	-97.3%
Interest income	2,954	2,901	53	1.8%
Interest expense	765	935	(170)	-18.2%
Net interest income	2,189	1,966	223	11.3%
Noninterest income	256	291	(35)	-12.0%
Noninterest expense	2,271	2,121	150	7.1%
Average Loans	66,525	61,630	4,895	7.9%
Average Earning Assets	89,619	88,956	663	0.7%
Average Interest-Bearing Liabilities	86,153	87,357	(1,204)	-1.4%
Return on average assets	0.00%	0.10%
Return on average equity	0.04%	1.65%
Net interest margin	3.26%	2.95%
Earnings per share	$0.01	N/A

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

	For the Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$70,360	$957	5.41%	$62,214	$856	5.46%
Investment securities	15,227	56	1.46%	19,685	109	2.20%
Certificates of deposit	2,550	9	1.40%	1,308	4	1.21%
Interest earning deposits	3,132	3	0.38%	3,829	3	0.31%
Federal funds sold	—	—	—	722	—	0.00%

Total interest-earning assets	91,269	1,025	4.47%	87,758	972	4.39%

Noninterest-earning assets	7,225			6,929

Total assets	$98,494			$94,687

Interest-bearing liabilities:
Savings accounts	$34,508	39	0.45%	$39,017	61	0.62%
Certificates of deposit	37,549	169	1.79%	36,239	196	2.15%
Money market accounts	6,135	10	0.65%	3,514	7	0.79%
Now accounts	3,773	1	0.11%	2,700	1	0.15%

Total interest-bearing deposits	81,965	219	1.06%	81,470	265	1.29%
Federal Home Loan Bank advances	5,000	29	2.31%	5,000	29	2.30%

Total interest-bearing liabilities	86,965	248	1.13%	86,470	294	1.35%

Noninterest-bearing deposits	2,848			2,121
Noninterest-bearing liabilities	136			114

Total liabilities	89,949			88,705
Equity	8,545			5,982

Total liabilities and capital	$98,494			$94,687

Net interest income		$777			$678

Net interest rate spread (1)			3.34%			3.04%
Net interest-earning assets (2)	$4,304			$1,288

Net interest margin (3)			3.39%			3.06%
Average interest-earning assets to interest-bearing liabilities	104.95%			101.49%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$66,525	$2,714	5.45%	$61,630	$2,553	5.54%
Investment securities	16,346	203	1.66%	19,429	319	2.20%
Certificates of deposit	2,152	24	1.49%	1,605	14	1.17%
Interest earning deposits	4,596	13	0.38%	5,214	13	0.33%
Federal funds sold	—	—	—	1,078	2	0.25%

Total interest-earning assets	89,619	2,954	4.40%	88,956	2,901	4.36%

Noninterest-earning assets	7,841			6,166

Total assets	$97,460			$95,122

Interest-bearing liabilities:
Savings accounts	$34,900	121	0.46%	$39,113	211	0.72%
Certificates of deposit	37,338	527	1.89%	37,513	614	2.19%
Money market accounts	5,493	27	0.66%	2,954	19	0.86%
Now accounts	3,422	3	0.12%	2,777	4	0.19%

Total interest-bearing deposits	81,153	678	1.12%	82,357	848	1.38%
Federal Home Loan Bank advances	5,000	87	2.32%	5,000	87	2.33%

Total interest-bearing liabilities	86,153	765	1.19%	87,357	935	1.43%

Noninterest-bearing deposits	2,625			1,772
Noninterest-bearing liabilities	114			103

Total liabilities	88,892			89,232
Equity	8,568			5,890

Total liabilities and capital	$97,460			$95,122

Net interest income		$2,189			$1,966

Net interest rate spread (1)			3.21%			2.93%
Net interest-earning assets (2)	$3,466			$1,599

Net interest margin (3)			3.26%			2.95%
Average interest-earning assets to interest-bearing liabilities	104.02%			101.83%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30, 2012 vs 2011
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$110	$(8)	$(1)	$101
Investment securities	(24)	(37)	8	(53)
Certificates of deposit	4	—	1	5
Interest earning deposits	(1)	1	—	—
Federal funds sold	—	—	—	—

Total interest income (1)	38	15	—	53

Interest expense on:
Savings accounts	(7)	(17)	2	(22)
Certificates of deposit	7	(33)	(1)	(27)
Money market accounts	5	(1)	(1)	3
Now accounts	—	—	—	—

Total interest-bearing deposits	2	(48)	—	(46)
Federal Home Loan Bank advances	—	—	—	—

Total interest expense (1)	2	(48)	—	(46)

Change in net interest income	$36	$63	$—	$99

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

	For the Nine Months Ended September 30, 2012 vs 2011
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$203	$(39)	$(3)	$161
Investment securities	(51)	(77)	12	(116)
Certificates of deposit	5	4	1	10
Interest earning deposits	(2)	2	—	—
Federal funds sold	(2)	(1)	1	(2)

Total interest income (1)	31	22	—	53

Interest expense on:
Savings accounts	(23)	(75)	8	(90)
Certificates of deposit	(3)	(84)	—	(87)
Money market accounts	16	(4)	(4)	8
Now accounts	1	(2)	—	(1)

Total interest-bearing deposits	(12)	(158)	—	(170)
Federal Home Loan Bank advances	—	—	—	—

Total interest expense (1)	(13)	(157)	—	(170)

Change in net interest income	$44	$179	$—	$223

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011

General. Net income increased by $11,000 to $39,000 for the three months ended September 30, 2012 compared to net income of $28,000 for the same period in 2011. The increase in net income is primarily the result of an increase in net interest income of $99,000 and a decrease in the provision for loan losses of $31,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. These items were partially offset by an increase in non-interest expenses of $25,000 and a significantly lower level of security gains realized during the 2012 period.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $99,000, or 14.7%, during the three months ended September 30, 2012 compared to the same period in 2011, as a result of the growth in loan balances and the continued decline in the Bank’s cost of funds. Our net interest rate spread increased to 3.34% for the three months ended September 30, 2012 compared to 3.04% for the three months ended September 30, 2011.

Interest Income. Interest income increased by $53,000, or 5.4%, to $1.0 million for the three months ended September 30, 2012 from $972,000 for the three months ended September 30, 2011. This increase was primarily the result of the change in the mix of our earning assets towards higher yielding loans versus investment securities and interest-bearing deposits with depository institutions. Interest income on loans increased by $101,000, or 11.8%, due to the growth in average loans balances of $8.1 million partially offset by a decrease in the average yield of 5 basis points compared to the same period last year. Interest income on investment securities decreased by $57,000, or 55.0%, as the result of a 74 basis point decline in the overall portfolio yield and a $4.4 million, or 22.6%, decrease in the average balance of investment securities for the 2012 period.

Interest Expense. Interest expense decreased by $47,000, or 15.9%, to $248,000 for the three months ended September 30, 2012 compared to $295,000 for the three months ended September 30, 2011. This decrease was attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 23 basis points, or 17.8%. The decline in the average rates paid on deposits is the result of the low interest rate environment and the repricing of time deposits to significantly lower rates, and to a lesser extent, the shift of maturing time deposits into lower cost of funds products such as money market and savings accounts.

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

Based on management’s evaluation of the above factors, the provision for loan losses was $8,000 for the three months ended September 30, 2012 compared to $39,000 for the three months ended September 30, 2011. The decrease in the provision for loan losses was primarily due to the lower level of loan growth during the 2012 period versus the 2011 period. Based on our analysis and the historical performance of the loan portfolio, management believes to the best of their knowledge, that all known losses as of September 30, 2012 have been recorded and the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $65,000 for the three months ended September 30, 2012 compared to $144,000 for the three months ended September 30, 2011. The $79,000, or 54.6%, decrease in non-interest income is primarily attributable to the lower level of gains on sales of securities available for sale by $85,000. Slightly offsetting this decrease were nominal increases in bank owned life insurance cash surrender value income and rental income on OREO property compared to the same period last year.

Non-Interest Expenses. Non-interest expenses increased $25,000, or 3.4%, to $771,000 for the three months ended September 30, 2012 compared to $746,000 for the same period in 2011. The increase was primarily due to a $18,000, or 32.8%, increase in professional fees due to the legal, regulatory and accounting costs resulting from our status as a public company and the increased reporting and other provisions attendant to being a public company; a $18,000, or 5.2%, increase in salaries and employee benefits due to merit, promotion and position salary increases, a $12,000 increase in losses due mainly to a $10,000 insurance deductible in connection with a branch robbery, a $10,000, or 13.1%, increase in data processing costs and a $7,000 increase in loan expenses . These increases were partially offset by $48,000 decrease in OREO workout costs and write downs.

Income Tax Expense. Income tax expense increased by $15,000 for the three months ended September 30, 2012 compared to the same period last year resulting in effective tax rates of 38.4% and 25.0%, respectively. The increase in income tax expense was due to the increase in the income before income tax expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income (Loss). Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income was $93,000 for the three months ended September 30, 2012 compared to total comprehensive loss of $1,000 for the three months ended September 30, 2011. The increase of $94,000 in total comprehensive income resulted from an increase of $83,000 from the change in unrealized gains (losses) on securities available for sale and an increase of $11,000 in net income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011

General. Net income was $2,000 for the nine months ended September 30, 2012 compared to net income of $73,000 for the three months ended September 30, 2011 for a decrease of $71,000. The decline in net income was the result of a $151,000 increase in non-interest expenses, a $138,000 increase in the provision for loan losses and a $35,000 decrease in noninterest income partially offset by a $223,000 increase in net interest income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net Interest Income. Net interest income increased by $223,000, or 11.4%, during the nine months ended September 30, 2012 compared to the same period in 2011, as a result of growth in loan balances and the decrease in the Bank’s cost of funds. Our net interest rate spread increased to 3.21% for the nine months ended September 30, 2012 compared to 2.93% for the nine months ended September 30, 2011.

Interest Income. Interest income increased by $53,000, or 1.8% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Loan interest income increased by $162,000 or 6.3% due to the increase in the average loan balances of $4.9 million, partially offset by a decrease in the average yield of 9 basis points compared to the same period last year. This was offset by a decrease in interest income on investment securities of $116,000, or 36.4%, as the result of a 54 basis point decline in the overall portfolio yield and a $3.1 million, or 15.9%, decrease in the average balance of investment securities compared to the nine months ended September 30, 2011.

Interest Expense. Interest expense decreased $170,000, or 18.2%, to $765,000 for the nine months ended September 30, 2012 compared to $935,000 for the nine months ended September 30, 2011. This decrease was primarily attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 26 basis points to 1.12%. This decline is the result of the low interest rate environment and the repricing of time deposits to significantly lower rates, and to a lesser extent, the shift of maturing time deposits into lower cost of funds products such as money market and savings accounts.

Provision for Loan Losses. The provision for loan losses was $180,000 for the nine months ended September 30, 2012 compared to $42,000 for the nine months ended September 30, 2011. The increase of $138,000 in the provision for loan losses was due to the provision required for the growth in loan balances of $7.7 million during the nine months ended September 30, 2012 compared to $1.3 million during the nine months ended September 30, 2011. In addition, we took a specific reserve loan loss provision of $87,000 in 2012 for a first lien residential real estate loan that was reclassified a substandard loan.

Non-Interest Income. Non-interest income was $256,000 for the nine months ended September 30, 2012 compared to $291,000 for the nine months ended September 30, 2011. The $35,000, or 12.0%, decrease in non-interest income is primarily attributable to the $68,000 decrease in gains on sales of securities available for sale partially offset by a $20,000 increase in rental income on a OREO property compared to the same period last year. In addition, bank owned life insurance cash surrender value income, customer service fees and loan fee income experienced nominal increases compared to the same period last year.

Non-Interest Expenses. Non-interest expenses increased $151,000, or 7.1%, to $2.3 million for the nine months ended September 30, 2012 compared to $2.1 million for the same period in 2011. The increase was primarily due to a $75,000, or 45.7%, increase in professional fees due to the legal, regulatory and accounting costs resulting from our status as a public company and the increased reporting and other provisions attendant to being a public company and a $72,000, or 7.3%, increase in salaries and employee benefits due to the addition of a commercial loan officer along with merit, promotion and position salary increases for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011. In addition, data processing costs increased by $25,000, or 10.9%, due to a rise in core processing costs. These increases were partially offset by declines in FDIC insurance costs and OREO workout costs and losses.

Income Tax (Benefit) Expense. Income tax (benefit) expense amounted to a benefit of $9,000 and an expense of $21,000 for the nine months ended September 30, 2012 and 2011, respectively, resulting in effective tax rates of 137.3% and 22.7% for the respective periods. The decrease in income tax expense was primarily due to the loss before income tax benefit for the nine months ended September 30, 2012 compared to the income before income tax expense during the nine months ended September 30, 2011. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income was $54,000 for the nine months ended September 30, 2012 compared to total comprehensive income of $142,000 for the nine months ended September 30, 2011. The decrease of $88,000 in total comprehensive income resulted from a decrease of $71,000 in net income and a decrease of $17,000 from the change in unrealized gains (losses) on securities available for sale.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011.

Assets. Total assets increased by $3.2 million, or 3.3%, to $99.5 million at September 30, 2012 compared to $96.3 million at December 31, 2011. In addition, the mix of the balance sheet changed as we used excess cash and cash equivalents to fund loan originations. As a result, net loans increased by $7.6 million and interest-bearing deposits with depository institutions decreased by $3.6 million. This loan growth leverages our balance sheet to produce higher yields and increase our net interest margin.

Loans. Net loans increased by $7.6 million, or 11.9%, to $71.2 million at September 30, 2012 from $63.6 million at December 31, 2011. For the nine months ended September 30, 2012, new loan originations totaled $16.0 million which were partially offset by loan payoffs of $5.3 million and principal repayments of $2.7 million. Consistent with our business strategy, we increased the balance of the commercial real estate loan portfolio by $8.7 million, or 63%, during the nine months ended September 30, 2012, while residential-based real estate loans decreased slightly by $997,000, or 2%, during the same period.

Nonperforming Loans and Assets. Nonperforming loans and assets were $464,000 and $1.4 million at September 30, 2012 compared to $639,000 and $2.4 million at December 31, 2011. During 2012 we sold three OREO properties and transferred one property to OREO for a net decrease in balances of $800,000. The ratio of nonperforming loans to total loans was 0.65% at September 30, 2012 compared to 1.00% at December 31, 2011 and our ratio of nonperforming assets dropped to 1.45% as of September 30, 2012 compared to 2.51% at December 31, 2011.

Deposits. Deposits increased by $3.1 million, or 3.8%, to $85.8 million at September 30, 2012 from $82.7 million at December 31, 2011. Certificates of deposit increased by $1.9 million, or 5.3%, money market accounts increased by $2.3 million, or 51.0% and non-interest and interest bearing checking deposits increased by $1.3 million, or 23.1%. IRA accounts decreased by $1.7 million, or 14.2%, and savings accounts remained flat. The increase in certificates of deposit was due to a premium rate being offered on our longer term 60 month product. In order to receive the premium rate the customer also had to have or open a checking account with us. We continue to focus our efforts to improve our funding mix and increase core deposits especially non-interest bearing checking deposits.

Stockholders’ Equity. Stockholders’ equity increased slightly by $55,000, or 0.6%, to $8.6 million at September 30, 2012 from $8.5 million at December 31, 2011. This increase was the result of the rise in accumulated other comprehensive income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At September 30, 2012, cash and cash equivalents totaled $5.3 million.

At September 30, 2012, we had $2.1 million in loan origination commitments outstanding and $3.1 million in unused available lines of credit. Certificates of deposit due within one year of September 30, 2012 totaled $20.5 million, or 23.9% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2012.

Our investing activities primarily include loan and investment securities activity. During the nine months ended September 30, 2012 and the year ended December 31, 2011, we originated $16.0 million and $13.5 million in loans, respectively. During these same time periods, we purchased $13.9 million and $22.2 million and sold $11.9 million and $20.2 million of investment securities, respectively.

Financing activities consist primarily of deposit account activity. We experienced a net increase in deposits during the nine months ended September 30, 2012 of $3.1 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta and certain correspondent banks, which provide an additional source of funds. Federal Home Loan Bank advances remained steady at $5.0 million during the nine months ended September 30, 2012 and the year ended December 31, 2011. At September 30, 2012, we had the ability to borrow up to an additional $4.8 million from the Federal Home Loan Bank of Atlanta and $6.0 million from correspondent banks under short-term line of credit agreements.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

The net proceeds from our 2011 stock offering significantly increased our liquidity and capital resources for the period immediately following the offering. Since the completion of the offering, our liquidity has been reduced as net proceeds from the offering were used to fund loans. Our financial condition and results of operations have been enhanced by the net proceeds from the offering as a result of the increase in interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity has been and will continue in the near term to be adversely affected.

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

Outstanding loan commitments and available lines and letters of credit at September 30, 2012 and December 31, 2011 are as follows:

(in thousands)	At September 30, 2012	At December 31, 2011
Commitments to extend credit:
Consumer loans	$839	$13
Commercial loans	835	1,075

	1,674	1,088

Commitments under available lines of credit:
Consumer loans	1,428	1,204
Commercial loans	1,703	1,245

	3,131	2,449

Standby letters of credit	—	—

Total Commitments	$4,805	$3,537

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

In general, the credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. We evaluate each customer’s credit worthiness and required collateral on a case by case basis. No amount has been recognized in the statement of financial condition at September 30, 2012 or December 31, 2011 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three and nine months ended September 30, 2012, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

statements regarding our business plans, prospects and operating strategies; particularly with respect to (i) increasing our focus on commercial real estate lending, (ii) increasing core deposits, particularly non-interest bearing deposits and improving our funding mix, and (iii) retention of maturing certificates of deposit;

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2012.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

CARROLL BANCORP, INC.

PRINCIPAL EXECUTIVE OFFICER:

Date November 9, 2012	/s/ Russell J. Grimes
Russell J. Grimes
President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Date November 9, 2012	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer