Form 10-K
period 2012-12-31
Carroll Bancorp, Inc.
filed 2013-03-08
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 29, 2012 was $3.6 million.

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

359,456 shares of common stock outstanding at February 28, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of Carroll Bancorp, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARROLL BANCORP, INC.

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

statements of our goals, intentions and expectations; particularly with respect to our business plan, goals and strategies, including with respect to (i) expanding our commercial real estate lending, (ii) increasing retail and business checking accounts, improving our funding mix, increasing core deposits and attracting lower-cost deposits, (iii) hiring intensions and the impact of such hiring, (iv) increased use of technology and expansion of our web-based services, and the impact of such expansion, (v) development of new products and services, (vi) anticipated branch expansion, and (vii) potential future acquisitions;

•

statements regarding our prospects and future expansion and growth, including with respect to adding new customers and our increased market presence, expanded market share and extension of core banking services;

•	statements regarding expected changes in expenses and revenues and anticipated payments of dividends in the foreseeable future;

•	statements regarding our intention to fund the 2011 Recognition and Retention Plan Trust through stock repurchases;

•	statement regarding anticipated retention of maturing certificates of deposit;

•	statements regarding future sources of liquidity and the adequacy thereof;

•	statements with respect to maintaining “well capitalized” status;

•	statements with respect to our allowance for loan losses, including future increases in the allowance and the adequacy thereof; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Such factors include, but are limited to:

•	prevailing general economic conditions, either nationally or in our market area, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

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

Carroll Bancorp, Inc.

Carroll Bancorp, Inc., which we sometimes refer to as the “Company”, is a Maryland corporation that owns 100% of the outstanding common stock of Carroll Community Bank, which we sometimes refer to as “the Bank”. On October 12, 2011, we completed our initial public offering of common stock in connection with the Bank’s conversion from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization. We sold 359,456 shares of common stock at $10.00 per share raising $3.6 million of gross proceeds. Since the completion of the initial public offering, Carroll Bancorp, Inc. has not engaged in any significant business activity other than owning the common stock of and maintaining deposits in the Bank; and lending funds to the employee stock ownership plan (“ESOP”) trust.

Our executive offices are located at 1321 Liberty Road, Sykesville, Maryland 21784. Our telephone number at this address is (410) 795-1900. Our website address is www.carrollcobank.com. Information on this website should not be considered a part of this annual report.

Carroll Community Bank

Carroll Community Bank is a state-chartered commercial bank headquartered in Sykesville, Maryland. The Bank was organized in 1870 as Sykesville Perpetual Building Association. The Association was chartered in 1887 and re-chartered and reorganized in 1907 when it became Sykesville Building Association of Carroll County. In October 1985 the Association was chartered as a federal mutual savings association. On September 12, 1988 the business name changed from Sykesville Building Association of Carroll County to Sykesville Federal Savings Association. In July 2010, Sykesville Federal Savings Association converted from a federal savings association to a Maryland-chartered mutual savings bank and changed its name to Carroll Community Bank. On October 12, 2011, the Bank converted from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization, pursuant to its plan of conversion of which the formation of Carroll Bancorp, Inc. and the completion of its initial public offering of common stock was a part.

Available Information

Carroll Bancorp, Inc. is a public company and files interim, quarterly, and annual reports with the SEC. These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

General

Our business has consisted primarily of attracting and accepting deposits from the general public in the areas surrounding our offices and investing those deposits, together with funds generated from operations, primarily in residential mortgage loans and commercial real estate loans. We intend to increase our focus on commercial real estate loans and related products, including demand deposit accounts, remote deposit capture and business internet banking to support the business community. We are committed to meeting the credit needs of our community, consistent with safe and sound operations.

We offer a variety of deposit products, including savings accounts, certificates of deposit, money market accounts, business and retail noninterest and interest bearing checking accounts and individual retirement accounts. We have two full service branches with each providing a drive-through facility and automated teller machine, or ATM, for our customers’ convenience.

We have based our strategic plan on the foundation of enhancing stockholder value, growth in market share and operating profitability. Our goals include maintaining credit quality, using technology to expand market share and implementing extensions of core banking services.

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

Competition

We face intense competition in both originating loans and attracting deposits. We compete with other commercial banks, savings associations, credit unions, money market mutual funds and other financial entities operating in our primary market area and elsewhere. Among our competitors are much larger and more diversified financial institutions including banks with a national or regional presence, which have greater resources, name recognition and market presence and offer more products and services than we do. From a competitive standpoint, we believe that we benefit from our status as a locally-based financial institution with longstanding customer relationships, and continued efforts to offer competitive products and services. However, competitive pressures will likely continue to build as the financial services industry continues to consolidate and as other non-bank investment options for consumers become available.

Loan Products

Our loan portfolio reflects our history as a mortgage lender in the larger community we serve. The largest segment of our loan portfolio is real estate mortgage loans, consisting primarily of owner-occupied one- to four-family residential mortgages and, to a lesser extent, owner occupied and non-owner occupied commercial real estate loans, one- to four- family investor mortgages and second mortgages which consist of home equity lines of credit and home equity loans. With the change of our charter in July 2010, we have and will continue to place a greater focus on building a portfolio of commercial real estate loans and emphasizing relationship banking in our market area. We also offer consumer loans, commercial (C&I) business loans, land acquisition and development loans and residential construction loans to compliment our core loan products.

Commercial Real Estate and Commercial Loans. Included in this category are commercial real estate loans, commercial construction loans and other commercial loans. Owner occupied and non-owner occupied commercial real estate loans represent over 95% of our commercial loan portfolio as of December 31, 2012.

As of December 31, 2012, $26.1 million, or 33.2%, of our total loan portfolio consisted of commercial loans. Of these, $7.1 million, or 27.4% (or 9.1% of our total loan portfolio), were loans for owner occupied properties and $18.9 million, or 72.6% (or 24.1% of our total loan portfolio), were loans for non-owner occupied properties and other commercial loans. Prior to our conversion to a state-chartered mutual savings bank in July 2010, we were, as a federal mutual savings bank, limited in the amount of commercial loans we could originate. We intend to continue to expand this segment of lending. In this regard, commercial loans increased 91% during the year ended December 31, 2012 compared to December 31, 2011, and increased to 33.2% of our total loan portfolio at December 31, 2012 from 21.3% at December 31, 2011.

We originate a variety of fixed and adjustable rate commercial loans typically with a five year maturity and a principal amortization term of five years to 25-years. We generally seek to originate commercial loans with initial principal balances of up to $2.0 million with any credit exposure over our loans to one borrower limitation participated with another financial institution. Commercial loans are generally supported by personal guarantees.

Commercial real estate loans are secured by first mortgages, and amounts typically do not exceed 80% of the property’s appraised value for owner occupied properties and 75% for non-owner occupied properties. We require all properties securing commercial real estate loans to be appraised by a board-approved, independent, licensed or certified appraiser. A majority of all our commercial real estate loans are secured by properties located in our market area.

Commercial loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial loans, however, entail greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.

One- to Four-Family Owner-Occupied Residential Mortgage Loans. At December 31, 2012, $44.1 million, or 56.1%, of our total loan portfolio consisted of one- to four-family owner-occupied residential mortgage loans, of which $38.9 million, or 88.1% (or 49.4% of the total loan portfolio), were first lien loans. Our origination of one- to four-family mortgage loans enables borrowers to purchase or refinance existing homes located primarily in our market area.

We offer fixed-rate residential balloon mortgage loans with maturities of five, ten and 15 years. Fixed-rate mortgage loans amortize monthly from a 5-year to a 30-year basis with principal and interest due each month and a balloon payment at maturity if applicable. We will originate mortgage loans with a maturity of more than 15 years, but we will sell such loans in the secondary market instead of retaining them in our portfolio. We do not originate adjustable-rate first lien mortgages. We do, however, have a limited amount of such loans in our portfolio solely as a result of purchasing loans directly from other financial institutions. At December 31, 2012, $5.2 million, or 11.9%, of our one- to four-family residential first lien mortgage loans held in our portfolio were adjustable rate loans.

While one- to four-family real estate loans are typically originated with 15-year terms, such loans may remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis.

We generally limit the maximum loan to value ratio to 80% of the lower of the appraised value or the purchase price of the property securing the loan, although our policy permits us to originate loans with a loan to value ratio up to 85% of the appraised value or purchase price of the property.

We require all properties securing mortgage loans to be appraised by a board-approved, independent state-licensed appraiser, unless the loan is for $250,000 or less or in certain other limited circumstances; transactions under $250,000 require an in-house evaluation of the secured property. Appraisals are subsequently reviewed by a loan officer. Appraisals of a value of $500,000 or more must be reviewed by an independent appraisal review company. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all properties located in flood hazard areas.

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

Included in one- to four-family owner occupied mortgage loans are junior lien mortgage loans, consisting of second mortgages as well as home equity loans and lines of credit. Second mortgage loans are made at fixed rates for terms of up to 15 years. We offer second mortgage loans with loan-to-value ratios up to 80% for all customers.

In addition, we offer home equity loans and home equity lines of credit that are primarily secured by a second mortgage on owner occupied one-to four-family residences. Our home equity loans are originated with fixed rates of interest and with terms of up to 15 years and are fully amortizing. Our home equity lines allow for the borrower to draw against the line for ten years, followed by a ten-year repayment period. Home equity lines of credit carry a variable rate of interest and monthly payments of interest due along with 0.50% of the outstanding principal balance. After the initial ten-year draw period, the borrower is required to make payments of principal and interest based on a ten-year amortization. Home equity loans and lines of credit are underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. We require appraisals on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. Home equity loans and lines of credit also require title insurance, and borrowers must obtain hazard insurance, and flood insurance if applicable.

Home equity loans and lines of credit generally have greater risk than one- to four-family residential mortgage loans. In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In particular, because home equity loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans. Thus, the foreclosure of such property could be insufficient for us to recover the value of these loans.

Junior lien mortgage loans totaled $5.3 million at December 31, 2012 and represented 11.9% of one- to four-family owner occupied residential mortgage loans (or 6.7% of our total loan portfolio) at such date.

On a limited basis, we originate residential construction loans and lot loans. At December 31, 2012, the balance of residential construction loans and lot loans was $1.9 million, or 2.5% of our loan portfolio. We will make residential construction loans for one- to four-family homes located in our market area. Construction loans bear a fixed rate of interest with interest only payments on the outstanding balance during the construction phase which is six to 12 months. At the end of the term, which generally coincides with the end of the construction phase, the loan generally converts to a permanent mortgage loan. Residential construction loans can be made with a maximum loan to value ratio of 80%, based on appraised value as if complete. In addition, the borrower must have an initial investment in the project that is equal to at least 20% of the final project value. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser. We also require a review of the plans and specifications and of any approved changes to the original plan and an inspection of the property before disbursement of funds during the term of the loan.

We will make unimproved lot loans located in our market area. Lot loans are offered at a rate 2% above our residential first mortgage lien rate at maximum loan to value ratio of 75%. The property must be perked (i.e. have appropriate drainage) and have a water well. The term of the loan is limited to a maximum of 5 years. Before making a commitment to fund lot loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser.

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

One- to Four-Family Non-Owner Occupied Residential Mortgage Loans. We also offer residential mortgage loans on non-owner occupied residential properties (in other words, for investment properties) in our market area. These loans are generated through our existing customer base and referrals, real estate agents, real estate investors and other marketing efforts. At December 31, 2012, $8.3 million, or 10.5%, of our loan portfolio consisted of this type of mortgage loan. The maximum loan-to-value ratio on these loans is 75%, and they are typically held to a five year maturity with a 30-year payment amortization. A title insurance policy must be obtained for each loan, and we require fire and extended coverage casualty insurance. We generally obtain personal guarantees of repayment from borrowers on multifamily residential loans.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans, loans secured by a borrower’s savings account or certificate of deposit at Carroll Community Bank, and unsecured overdraft lines of credit. The maximum term on such loans is five years with monthly principal and interest payments. For loans secured by a borrower’s savings account or certificate of deposit, the maximum loan to value ratio is 100% of the account balance and the interest rate is 2.0% above the current interest rate being paid on the account. Automobile loans may be made for up to 100% of the retail value of the vehicle. The interest rate for unsecured overdraft lines of credit is a fixed rate of 18%. At December 31, 2012, consumer loans totaled $151,000 or 0.2% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Loan Originations, Purchases, Sales and Participations. All loans we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines. Our loan origination activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our loan officers or referred by members of our Board of Directors, while most of our commercial real estate loans are generated internally by our loan officers.

Historically, we have retained in our portfolio the majority of loans that we originate, although in limited cases we originate 30-year residential mortgage loans which are sold into the secondary market and sell loan participations on loans that exceed our loans-to-one borrower limitation.

Occasionally, we enter into loan purchase participations with other banks primarily for commercial real estate loans. In these circumstances, we generally follow our customary loan underwriting and approval guidelines. At December 31, 2012, we had $6.5 million in outstanding balances from purchased loan participations.

In addition, we enter into the purchase of whole loans (includes the servicing). In these circumstances, we follow our customary loan underwriting and approval guidelines. During 2012 we purchased $5.8 million of whole loans consisting mostly of variable rate first lien residential and home equity lines of credit loans. At December 31, 2012 we had $9.2 million in outstanding balances of purchased whole loans.

As of December 31, 2012, our legal lending limit for loans-to-one borrower was approximately $1.2 million. We will participate part of a loan relationship to another financial institution when a relationship’s total loan exposure is greater than our loans-to-one borrower limit. At December 31, 2012, we had $3.8 million in sold loan participations.

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

Our policies and loan approval limits are approved by the Board of Directors. While our President and Chief Executive Officer has the ability to approve loans up to $500,000, as a matter of practice all loans are typically presented to the Loan Committee for approval. Any loan over $500,000 must be approved by the Loan Committee, except for deposit-secured loans which can be originated by our loan officers without Loan Committee or Board approval.

We require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by the Board of Directors annually.

Investment Securities

At December 31, 2012, our entire investment securities portfolio was classified as available for sale which consisted of $10.4 million of mortgage-backed securities guaranteed by U.S. Government-sponsored enterprises and $1.0 million in asset-backed securities (Sallie Mae student loans).

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

We designate a security as either available for sale or held to maturity based upon our ability and intent to hold the security. Securities available for sale are carried at an estimated fair value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the securities available for sale and securities held to maturity portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. The fair values of mortgage-backed securities are based on quoted market prices or, when quoted prices in active markets for identical assets are not available, are based on matrix pricing, which is a mathematical technique that relies on the securities’ relationship to other benchmark quoted prices. During the 4th quarter of 2012, we sold the entire held to maturity securities portfolio. Accounting rules may preclude us from designating future investment purchases as held to maturity for a period of time.

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

All securities transactions are reviewed with the Board of Directors on a monthly basis. It is not our intention to profit in our investment account from short-term securities price movements. Accordingly, we do not currently have a trading account for investment securities.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2012 to December 31, 2011—Investment Securities Portfolio” for further discussion.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also have access to a line of credit with the Federal Home Loan Bank of Atlanta and to short-term lines of credit with our correspondent banks to supplement cash flow needs. Additional sources of funds are scheduled loan payments, loan payoffs, sold or maturing investments and, to a limited extent, the proceeds of loan sales.

Deposits. We generate deposits primarily from within Carroll and Howard Counties in Maryland. We rely on our competitive pricing and products, convenient locations, technology and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, money market accounts, certificates of deposit, retail and business checking accounts and IRA accounts.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Pursuant to our business plan, we intend to grow the number and amount of our retail and business checking accounts.

Borrowings. At December 31, 2012, we had two advances with balances of $6.5 million, or 6.9%, of total liabilities under a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLBA”). We have a long-term advance of $5.0 million at a fixed interest rate of 2.29% which matures on August 12, 2018 but is callable quarterly by the FHLBA. In addition, we have a short-term advance of $1.5 million at a fixed rate of 0.21% which matures on March 29, 2013. At December 31, 2012, we had access to additional FHLBA advances of up to $3.4 million. Advances from the FHLBA are secured by our investment in the stock of the FHLBA as well as by a blanket lien on our residential first lien mortgage loan portfolio.

We also have short-term lines of credit with various correspondent banks for an aggregate of $6.0 million.

Personnel

As of December 31, 2012 we had 19 full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

As a bank holding company, Carroll Bancorp, Inc. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and is subject to certain regulations of the Maryland Office of the Commissioner of Financial Regulation. Carroll Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

As a state chartered commercial bank, Carroll Community Bank is supervised and examined by the Maryland Office of the Commissioner of Financial Regulation, and by the Federal Deposit Insurance Corporation (the “FDIC”) as the insurer of its deposits and its primary federal regulator. Carroll Community Bank is also regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. Carroll Community Bank’s relationship with its depositors and borrowers also is regulated by state and federal law, including in matters concerning the ownership of deposit accounts and the form and content of Carroll Community Bank’s loan documents. This system of state and federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Carroll Community Bank is periodically examined by the Maryland Office of the Commissioner of Financial Regulation and the FDIC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following examinations, the Maryland Office of the Commissioner of Financial Regulation and the FDIC prepare reports for the consideration of Carroll Community Bank’s Board of Directors on any operating deficiencies.

Any change in these laws or regulations, whether by the FDIC, the Maryland Office of the Commissioner of Financial Regulation, the Federal Reserve Board or Congress, could have a material adverse impact on Carroll Bancorp, Inc., Carroll Community Bank and our operations.

Set forth below is a brief description of the material regulatory requirements that are applicable to Carroll Bancorp, Inc. and Carroll Community Bank. The description below is limited to the material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Carroll Bancorp, Inc. and Carroll Community Bank.

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

Capital Adequacy Guidelines. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Carroll Community Bank, are required to comply with minimum leverage capital requirements. The minimum leverage capital requirement for a bank is the ratio of Tier 1 (core) capital to total assets of not less than 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to risk-weighted categories ranging from 0% to 200%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

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

Under federal action regulations, the FDIC is authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any state non-member bank that is not adequately capitalized. Under these regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8%, Tier I risk-based capital of less than 4% or Tier I leverage capital of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6%, Tier I risk-based capital less than 3%, or Tier I leverage capital of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%. Under certain circumstances, the FDIC may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2012, Carroll Community Bank was “well capitalized” for this purpose and their capital exceeded all applicable requirements.

Proposed New Capital Rules. On June 12, 2012, the federal bank regulatory agencies adopted notices of proposed rulemaking in which they proposed to revise their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (BCBS) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). If adopted, the new requirements would introduce new tier 1 common equity ratio requirements of 4.5% and 6.5%, net of regulatory deductions, for adequately capitalized and well-capitalized institutions, respectively, and would also establish more conservative standards for including an instrument in regulatory capital. The new requirements would also introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%, the minimum tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%. An institution’s failure to achieve these minimum levels including the capital conservation buffer would restrict the institution’s ability to make capital distributions, including dividends, and to make certain discretionary bonus payments to executive officers. The regulatory agencies also reserve the right to require capital ratios for individual institutions that are higher than these minimums depending on the institution’s individual circumstances. The new requirements would also assign new risk weight categories for certain assets, most notably residential mortgage loans, high volatility commercial real estate loans, and past due assets. These new risk weightings may require banks and bank holding companies to maintain additional capital against assets in those categories and may introduce more volatility in their capital ratios.

If adopted in their proposed form, the requirements will be phased in over a multi-year period. The ultimate impact of the new capital and liquidity standards on our operations is currently being reviewed and will depend on a number of factors, including the final rulemaking and implementation by the bank regulatory agencies. We cannot determine the ultimate effect that the final regulations, if enacted, would have upon our earnings or financial position, although the requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

Deposit Insurance. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits at FDIC insured financial institutions such as Carroll Community Bank. Deposit accounts in Carroll Community Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC to fund the DIF, which is currently under-funded.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) changed the way an insured depository institution’s deposit insurance premiums are calculated. The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and provided unlimited deposit insurance through December 31, 2012 for noninterest-bearing transaction accounts. As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012. Deposits held in noninterest-bearing transaction account are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, with the combined total insured up to at least $250,000. The Dodd-Frank Act also made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% percent to 1.35% of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

Deposit Insurance Assessments. As mandated by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments indefinitely if the DIF reserve ratio exceeds 1.5% percent, but provides for decreasing assessment rates when the reserve ratio reaches certain thresholds. Under the new rule, larger insured depository institutions generally pay higher assessments than under the old system, which should offset the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, such as Carroll Community Bank. Assessments were billed off the new rule beginning in the second quarter 2011. Our insurance premium assessments have decreased approximately 40% since the new calculation methodology was implemented.

Maryland Regulatory Assessment. The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity. Carroll Community Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Carroll Community Bank is also subject to the uniform reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, for 2012, amounts in transaction accounts above $11.5 million and up to $71.0 million were required to have reserves held against them in the ratio of three percent of the amount. Amounts above $71.0 million required reserves of $1,785,000 plus 10 percent of the amount in excess of $71.0 million. For 2013, amounts in transaction accounts above $12.4 million and up to $79.5 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $79.5 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $79.5 million. The Maryland reserve requirements may be used to satisfy the requirements of Regulation D. Carroll Community Bank is in compliance with its reserve requirements.

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

Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar transactions. In addition, loans or other extensions of credit by the bank to an affiliate are required to be collateralized in accordance with regulatory requirements, and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates.

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

Federal Home Loan Bank System. Carroll Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Carroll Community Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2012, Carroll Community Bank was in compliance with this requirement.

Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

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

Dodd-Frank Act. The Dodd-Frank Act has changed bank regulatory structure and affected the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s former primary federal regulator, the Office of Thrift Supervision (“OTS”) and required the Bank to be regulated by the OCC, the primary federal regulator for national banks, as of July 21, 2011. The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies in addition to the bank holding companies that it previously regulated. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. Additionally, the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect when the statute was enacted, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit unfair, deceptive or abusive acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

Bank Holding Company Regulation

General. As a bank holding company, Carroll Bancorp, Inc. is subject to regulation and examination by the Maryland Office of the Commissioner of Financial Regulation and the Federal Reserve Board. Carroll Bancorp, Inc. is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Among other things, the BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of Carroll Bancorp were to exceed certain thresholds, the investor could be deemed to “control” Carroll Bancorp for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Permissible Activities. Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, Carroll Bancorp, Inc. may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. In addition, bank holding companies like Carroll Bancorp, Inc. must be well capitalized and well managed in order to engage in the expanded financial activities permissible only for a financial holding company.

Capital. Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

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

The above risk-based and leverage ratio guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2012, Carroll Bancorp, Inc. had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the Federal Reserve Board Policy for Small Holding Companies it must continue to serve as a source of strength for its subsidiary bank.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital requirements, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Carroll Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and, other requirements under the Securities Exchange Act of 1934.

Carroll Bancorp, Inc. common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in the Company’s internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. The Company has prepared policies, procedures and systems designed to ensure compliance with these regulations.

Item 1A.	Risk Factors

Readers should carefully consider the following risks prior to making an investment decision regarding Carroll Bancorp, Inc. The following risk factors may cause future earnings to be lower or the financial condition less favorable than we expect. In addition, other risks of which we are not currently aware or which we do not believe to be material may cause earnings to be lower or may cause our financial condition to be worse than expected. Please consider all information contained within this Annual Report on Form 10-K, as well as, the documents incorporated by reference.

If economic conditions should further deteriorate, our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines, the value of the collateral securing our loans decreases and the demand for our products and services decreases.

There has been significant disruption and volatility in the financial and capital markets since 2007. Although improving, housing market conditions had deteriorated nationally in the wake of the 2007 recession as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. Declines in home prices, increases in foreclosures and high levels of unemployment have adversely impacted the credit performance of real estate related loans, resulting in the write-down of asset values, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. These conditions may not continue to improve or may worsen in the near term. Because a significant portion of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could continue to adversely affect the value of property used as collateral for loans in our portfolio.

The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the stability of the financial markets, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. This market turmoil has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may continue to cause a low level or further reduction in loan demand, and increases in our nonperforming assets, provisions for loan losses, and net charge-offs, any of which would adversely affect our business, financial condition, results of operation and stock price. While the economy is starting to show some signs of stability, we expect that conditions in the financial markets are likely to be difficult in the near future. A worsening of these conditions or a slow recovery would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

If U.S. credit markets and economic conditions do not significantly improve or further deteriorate, our liquidity could be adversely affected.

We are required to maintain certain capital levels in accordance with banking regulations. We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due. Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past, concerns regarding U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending, and continuing economic problems in Europe including concerns over debt levels. These investment write-downs have caused financial institutions to seek additional capital. If adverse conditions continue or worsen, we may be required to raise additional capital as well to maintain adequate capital levels or to otherwise finance our business. Such capital, however, may not be available when we need it or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects. Further, if we raise capital by issuing stock, the holdings of our current stockholders would be diluted.

We may not be able to generate significant profits in the future.

We had a net loss for 2012 and generated a loss from operations in 2011. The downturn in the real estate market has significantly impacted our recent results. Although our business plan sets forth a plan for achieving and maintaining profitability, we may not achieve profitability within the timeframe anticipated by management, or ever. Our ability to generate a profit in the future requires successful growth in revenues from loans and management of expenses, among other factors. We expect to hire additional talented staff to support our continued growth in loans and deposits. While we expect the productivity of the staffing additions to exceed their incremental expenses over time, our operating results will be adversely impacted if it does not happen promptly or at all. In addition, our non-interest expenses will continue to include the additional expenses of operating as a public company and will continue to increase due to the stock-based incentive plans that we plan to implement in 2013 following stockholder approval at our 2012 Annual Meeting of Stockholders. Many factors could adversely affect our short and long term operating performance, including the failure to fully implement our business plan, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

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

Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. In particular, due to our proximity to Washington, D.C. borrowers in our market areas are more likely to be impacted than borrowers in most other areas of the country from cuts in federal spending due to sequestration or other measures implemented to trim the national debt and federal government spending. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our common stock.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of real estate and other assets serving as collateral for the repayment of most of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future incurred losses in our loan portfolio and additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.09% of total loans and 126.76% of nonperforming loans at December 31, 2012. If delinquencies and defaults continue, we may be required to further increase our provision for loan losses. Further, as we continue to expand and diversify our lending activities into commercial real estate and other areas considered to have greater credit risk than one-to four-family lending, we expect that the allowance for loan losses will need to increase.

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

During the past four years, the policy of the Federal Reserve Board has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities purchased have been at lower levels than as available prior to 2008. Generally, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in growth in net interest income in the short term. However, our ability to lower interest expense is limited at current interest rate levels while the average yield on our interest-earning assets may continue to decline. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

Changes in interest rates could have a material adverse effect on our operations.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. As a result of our historical focus on one- to four-family residential real estate loans, the majority of our loans have fixed interest rates. Additionally, many of our investment securities have fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our earning assets. For example, as of December 31, 2012, 56.1% of our loans had maturities of more than five years, while 48.7% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility as market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

Our policy is to originate fixed-rate balloon residential mortgage loans with maturities of five, ten and 15 years. At December 31, 2012, $44.9 million, or 57.1%, of our total loan portfolio, consisted of fixed-rate residential mortgage loans. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk, and could result in decreased net interest income during periods of rising interest rates.

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

Our liabilities are comprised in large part of certificates of deposit, which totaled $37.0 million, or 42.3% of total deposits, at December 31, 2012. Certificates of deposit have specified terms to maturity, and generally reprice more slowly than deposit accounts without a stated maturity.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Our plan to continue to diversify and expand our loan portfolio to increase commercial real estate loans will expose us to increased lending risks.

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

Our long-term goals are to improve profitability and asset quality by increasing and diversifying our loan portfolio and increasing and improving our deposit mix, as well as growing our assets overall. In this regard, we intend to grow organically (i.e. through making loans and generating profits as a result of our increased capital as a result of our initial public offering as opposed to growing through acquisitions) by opening at least one additional branch within the next two years, although we currently have no specific commitments to do so. As contemplated by our business plan, we intend to hire additional staff in years 2013 and 2014, as part of the planned expansion of our lending and operational activities. Acquiring or building branch offices and hiring new employees to staff these offices would significantly increase our non-interest expenses. Moreover, new branch offices are generally unprofitable for a number of years until they generate sufficient levels of deposits and loans to offset their cost of operations. For these reasons, our growth strategy may have an adverse effect on our earnings.

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

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses as well as damage our reputation.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services. We rely on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. These precautions may not, however, protect our systems from compromises or breaches of our security measures. We continue to investigate cost effective measures as well as insurance protection.

In addition, we outsource a majority of the data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

If our stock of the Federal Home Loan Bank of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own stock of the FHLBA. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBA’s advance program. The aggregate cost and fair value of our FHLBA stock as of December 31, 2012 was $436,900 based on its par value. There is no market for our FHLBA stock.

Although the FHLBA is not reporting current operating difficulties, it is possible that the capital of the Federal Home Loan Bank system, including the FHLBA, could be substantially diminished. This could occur with respect to an individual Federal Home Loan Bank due to the requirement that each Federal Home Loan Bank is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued through the Office of Finance, a joint office of the Federal Home Loan Banks, or due to the merger of a Federal Home Loan Bank experiencing operating difficulties into a stronger Federal Home Loan Bank. Consequently, there continues to be a risk that the Company’s investment in FHLBA common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause the Company’s earnings and stockholders’ equity to decrease by the impairment charge.

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

The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. As discussed previously, among other things, the Dodd-Frank Act established the new federal Bureau of Consumer Financial Protection, included provisions that allow financial institutions to pay interest on business checking accounts and broadened the base for FDIC insurance assessments, and also included new restrictions on how mortgage brokers and loan originators may be compensated. The Dodd-Frank Act requires the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are many regulations under the Dodd-Frank act that have not yet been proposed or adopted, and we will not know the full impact of the Dodd-Frank Act on our business for years until regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Our lending limit may limit our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Specifically, under current law, Carroll Community Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Based on our current capital level, our limit on the amount we can lend to one borrower as of December 31, 2012 was approximately $1.2 million. This limit on the dollar amount we can lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from conducting business with us.

There is a limited trading market in our common stock, which will hinder our stockholders’ ability to sell our common stock and may adversely affect our stock price.

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

Further, while our stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”), the OTCBB is a market with less liquidity and fewer buyers and sellers than securities exchanges such as The NASDAQ Stock Market or the New York Stock Exchange. The limited trading market could also result in a wider spread between the “bid” and “ask” prices for the stock. When there is a wide spread between the bid and asked price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

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

The expiration of unlimited FDIC insurance on certain non-interest-bearing transaction accounts may increase the Company’s costs and reduce the Company’s liquidity levels.

On December 31, 2012, unlimited FDIC insurance on certain non-interest bearing transaction accounts expired. The reduction in FDIC insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure. This may reduce our liquidity, or require us to pay higher interest rates to retain deposits to maintain our liquidity.

Our 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement will increase expenses and reduce income.

In 2012, our stockholders approved the Carroll Bancorp, Inc. 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement, which authorize the issuance of a total of 46,728 shares of our common stock. We have filed a Registration Statement on Form S-8 to register the issuance of shares of our common stock under these plans and the compensation committee of our Board of Directors is now able to make grants under the plans. We anticipate that grants will be made in 2013 and expenses will be incurred as the shares vest to the plan participants.

The implementation of our 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement may dilute stockholders’ ownership interest.

The 2011 Recognition and Retention Plan and Trust Agreement will be funded through either open market purchases of shares of common stock or from the issuance of authorized but unissued shares of common stock. The ability to repurchase shares of common stock to fund the plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, alternative uses for the capital, and our capital levels and financial performance. Although our current intention is to fund the plan with stock repurchases, the Company may not be able to conduct such repurchases. If we do not repurchase shares of common stock to fund the plan, then stockholders would experience a reduction in their ownership interest in the event newly issued shares are used to fund awards of shares of common stock under the plan. In addition, any shares issued under the 2011 Stock Option Plan will be newly issued shares and therefore any such issuances will dilute stockholders’ interests in Carroll Bancorp, Inc.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We operate from our main office in Sykesville, Maryland and our full service branch office in Westminster, Maryland, both of which are in Carroll County.

Sykesville—We own the property we use for our headquarters and Sykesville branch, which is located at 1321 Liberty Road in Sykesville, Maryland. The property consists of a 3,600 square foot one-story building plus a basement and includes a drive-through facility and ATM.

Westminster—We opened a Westminster branch in 2005 and it moved to its current location in October 2010. The branch consists of approximately 1,537 square feet in the Westminster Shopping Center located at the corner of Route 140 and Englar Road in Westminster, Maryland. The branch includes an attached drive through facility and a standalone ATM. The shopping center is located at the corner of a four-way intersection for maximum exposure. The lease has a five-year term terminating on August 31, 2015, with one five-year renewal option.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Carroll Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “CROL”. The common stock commenced trading on October 12, 2011. As of March 9, 2013, there were 359,456 shares of common stock outstanding. At that date, the Company had approximately 160 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

The high and low sales prices of Carroll Bancorp, Inc.’s common stock since the initial public offering in October 2011 shown below are based on information posted on the OTC Bulletin Board by broker-dealers. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2012	High	Low	Dividends Declared
Quarter ended March 31, 2012	$10.30	$9.80	$—
Quarter ended June 30, 2012	10.15	9.90	—
Quarter ended September 30, 2012	11.00	10.05	—
Quarter ended December 31, 2012	10.20	9.25	—

Year Ended December 31, 2011	High	Low	Dividends Declared
Quarter ended December 31, 2011	$10.50	$9.75	$—

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

Selected Financial Condition Data	At December 31,
(in thousands)	2012	2011	2010
Total assets	$102,532	$96,262	$95,590
Cash and cash equivalents	4,871	9,184	9,154
Securities available for sale	11,396	13,722	17,919
Securities held to maturity	—	1,458	808
Loans receivable, net	77,883	63,587	60,909
Bank owned life insurance	1,929	1,466	1,413
Deposits	87,453	82,651	84,767
Federal Home Loan Bank advances	6,500	5,000	5,000
Total stockholders’ equity	8,468	8,499	5,777

Selected Operating Data	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Interest and dividend income	$3,998	$3,854	$3,903
Interest expense	1,008	1,204	1,581

Net Interest income	2,990	2,650	2,322
Provision for loan losses	427	153	378

Net Interest income after provision for loan losses	2,563	2,497	1,944
Noninterest income	366	410	386
Noninterest expense	3,080	2,908	2,591

Loss before income tax benefit	(151)	(1)	(261)
Income tax benefit	(88)	(21)	(125)

Net (loss) income	$(63)	$20	$(136)

Select Financial Ratios and Other Data	At and For the Years Ended December 31,
	2012	2011	2010
Performance Ratios:
Return on average assets	–0.06%	0.02%	–0.14%
Return on average equity	–0.73%	0.31%	–2.26%
Interest rate spread(1)	3.24%	2.94%	2.49%
Net interest margin(2)	3.29%	2.98%	2.55%
Efficiency ratio(3)	91.78%	95.04%	95.69%
Noninterest expense to average assets	3.13%	3.05%	2.72%
Average interest-earning assets to average interest-bearing liabilities	104.53%	102.42%	103.83%
Loans to deposits	90.04%	77.65%	72.65%

Asset Quality Ratios:
Past due loans 30 days + to total assets	0.47%	0.33%	1.24%
Non-performing assets to total assets(4)	1.43%	2.51%	3.25%
Non-performing loans to total loans	0.86%	1.00%	4.73%
Allowance for loan losses to non-performing loans	126.76%	92.97%	23.15%
Net charge-offs to average loans	0.24%	0.38%	0.57%
Loan loss provision to net charge-offs	263.98%	65.36%	108.94%

Capital Ratios for the Bank(5):
Total capital to risk-weighted assets	13.42%	16.67%	13.64%
Tier 1 capital to risk weighted assets	12.17%	15.51%	12.39%
Tier 1 capital to average assets	7.55%	8.19%	5.86%
Equity to assets	7.83%	8.38%	6.04%
Tangible equity to tangible assets	7.83%	8.38%	6.04%

Per Share Data:
Earnings, basic	$(0.19)	$0.06	N/A
Book value(6)	$23.56	$23.64	N/A
Market price	$10.15	$10.25	N/A
Average shares outstanding	338,970	337,916	N/A

Other Data:
Number of offices	2	2	2
Full time equivalent employees	20.0	21.0	19.5

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Nonperforming consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure
(5)	Calculated in accordance with FDIC regulations.
(6)	Book value per share is calculated using the number of common stock shares outstanding of 359,456 as of December 31, 2012 and 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2012 and 2011. This section should be read in conjunction with the Financial Statements and notes to the financial statements that appear elsewhere in this prospectus.

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

The ongoing economic crisis has negatively affected the real estate market in our primary market areas. The number of housing units sold in Carroll and Howard Counties have declined following the recession. These declines in turn negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market also affected our ability to make loans in the commercial real estate context, although to a lesser extent. However, starting in 2011 and continuing into 2012, we have seen signs of market stability and we anticipate that as market conditions slowly return to a more normal level, there will be increased mortgage loan opportunities.

Summary of Recent Performance

The following highlights certain financial data that occurred during 2012:

•	Total loans grew during the twelve months ended December 31, 2012 by $14.5 million, or 22.5%, to $78.7 million.

•	Total assets surpassed the $100 million mark with total assets equaling $102.5 million at December 31, 2012, an increase of 6.5% compared to December 31, 2011.

•	Total non-interest and interest bearing checking accounts grew during the twelve months ended December 31, 2012 by $1.9 million, or 34.1%, to $7.4 million.

•	Our loan to deposit ratio climbed to 90.0% at December 31, 2012 compared to 77.7% at December 31, 2011.

•	Our net interest margin rose to 3.29% for the twelve months ended December 31, 2012 compared to 2.98% for the twelve months ended December 31, 2011.

•	Our nonperforming loans to total loans and total assets ratios improved to 0.86% and 1.43%, respectively, at December 31, 2012 compared to 1.00% and 2.51%, respectively, at December 31, 2011.

•	Nonperforming assets declined by $946,000, or 39.2%, to $1.5 million at December 31, 2012 compared to $2.4 million at December 31, 2011.

Our Business Strategy

Highlights of our business strategy are as follows:

•	Improve Our Earnings and Diversify Our Loan Portfolio. We continue to seek ways of increasing our net interest income, net interest margin and other sources of non-interest income.

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

•

Offering Additional Products and Services. We intend to utilize technology to increase productivity and provide additional products and services. In this regard, during 2012 we began offering merchant services, online bill payment, ACH originations, remote deposit capture and relationship pricing. In 2013 we will be looking into mobile check capture and online account opening to see if these are viable new services for us to offer. We continue to enhance the internet banking services platform currently offered to our business and retail customers. We expect that these new products and services will help to maintain and increase our deposit base and will attract business and retail customers. We analyze the need of products and services and allocate our resources to those areas we believe offer the greatest future potential.

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

•

Maintaining a Quality Loan Portfolio While Exercising Prudent Underwriting Standards. While asset quality of our loan portfolio has significantly increased compared to the prior three years, we continue to emphasize maintaining strong asset quality by following conservative underwriting criteria, diligently applying our collection efforts, and originating loans secured primarily by real estate. We will continue to focus on asset quality as we seek to expand our commercial lending activities. Finally, we annually engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans.

•

Expand Our Market Presence and Geographic Reach Through Technology, De Novo Branching and Complementary Branch Acquisitions. We continue to seek ways to increase our market penetration to grow our business and expand our geographic reach. Through the use of technology we offer internet banking, remote deposit capture, on-line bill payment and mobile banking and in the near future we hope to add mobile check capture and on-line account opening, all of which helps or will help us to expand our potential market reach beyond the immediate geographic area of our physical locations. While our business plan indicates our intention to open a new de novo branch office by 2014, any such openings will be subject to, among other factors, market conditions, the economic environment, regulatory approval and the identification of sites which are acceptable to us being available within our targeted expense range. Except as set forth above, we currently have no specific agreements or understandings with respect to any acquisitions or de novo openings.

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

The allowance for loan losses is established through a provision for loan losses charged against income. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, and estimated losses on our loan portfolios as well as consideration of general loss experience. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses to maintain the allowance for loan losses at an appropriate level.

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

Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2012 to December 31, 2011

Assets. Our total assets increased by $6.3 million, or 6.5%, to $102.5 million at December 31, 2012 from $96.3 million at December 31, 2011. The increase was due primarily to growth in net loans of $14.3 million, or 22.5%, partially offset by decreases in cash and cash equivalents of $4.3 million and securities of $3.8 million as we used cash and cash equivalents and proceeds from sold securities to fund loan originations. On the funding side of the balance sheet, deposits increased by $4.8 million, or 5.8%, and FHLBA advances increased by $1.5 million, or 30.0%, at December 31, 2012 compared to December 31, 2011.

Loans. At December 31, 2012, net loans were $77.9 million, or 76.0% of total assets, an increase of $14.3 million or 22.5% from $63.6 million at December 31, 2011. This increase was primarily due to the growth in commercial real estate loans of $12.4 million and residential real estate loans of $2.1 million, consistent with our business strategy.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at December 31, 2012 and 2011:

	At December 31,
	2012		2011
		Percent		Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total
Residential owner occupied - first lien	$38,896	49.4%	$38,586	60.1%
Residential owner occupied - junior lien	5,251	6.7%	3,829	6.0%
Residential non-owner occupied (investor)	8,276	10.5%	7,899	12.3%
Commercial owner occupied	7,144	9.1%	3,335	5.2%
Other commercial loans	18,935	24.1%	10,349	16.1%
Consumer loans	151	0.2%	193	0.3%

Total loans	78,653	100.0%	64,191	100.0%

Net deferred fees, costs and purchase premiums	89		(10)
Allowance for loan losses	(859)		(594)

Total loans, net	$77,883		$63,587

We had $103,000 in residential real estate loans held for sale at December 31, 2012 and zero at December 31, 2011.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at December 31, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Due During the Twelve Months Ending December 31,
				2016	2018	2023	2028 and
(in thousands)	2013	2014	2015	to 2017	to 2022	to 2027	beyond	Total

Residential owner occupied - first lien	$1,984	$1,401	$919	$3,531	$12,928	$10,386	$7,747	$38,896
Residential owner occupied - junior lien	645	26	969	74	543	2,646	348	5,251
Residential non-owner occupied (investor)	963	498	1,106	2,766	1,845	909	189	8,276
Commercial owner occupied	38	—	869	4,611	636	990	—	7,144
Other commercial loans	1,568	1,087	2,177	9,179	4,237	—	687	18,935
Consumer loans	5	9	137	—	—	—	—	151

Total loans	$5,203	$3,021	$6,177	$20,161	$20,189	$14,931	$8,971	$78,653

Fixed and Adjustable Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans in our portfolio at December 31, 2012 that are contractually due after December 31, 2013:

	Due After December 31, 2013
(in thousands)	Fixed	Adjustable	Total
Residential owner occupied - first lien	$32,918	$3,994	$36,912
Residential owner occupied - junior lien	1,794	2,812	4,606
Residential non-owner occupied (investor)	6,417	896	7,313
Commercial owner occupied	7,106	—	7,106
Other commercial loans	16,115	1,252	17,367
Consumer loans	146	—	146

Total loans	$64,496	$8,954	$73,450

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at December 31, 2012 and 2011:

	At December 31,
	2012		2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. government sponsored mortgage-backed securities:
Guaranteed by GNMA	$306	$318	$860	$882
Guaranteed by FNMA and FHLMC	10,025	10,122	12,782	12,840
Asset-backed securities (SLMA)	951	956	—	—

Total securities available for sale	11,282	11,396	13,642	13,722

Investment securities held to maturity:
Municipal obligations	—	—	1,214	1,241
Other securities	—	—	244	244

Total securities held to maturity	—	—	1,458	1,485

Total investment securities	$11,282	$11,396	$15,100	$15,207

All of our mortgage-backed securities were issued by U.S. government agencies or government-sponsored enterprises. Total securities decreased by $3.8 million, or 24.9%, to $11.4 million, or 11.1%, of total assets at December 31, 2012 from $15.2 million, or 14.3%, of total assets at December 31, 2011. The decrease in the investment portfolio is mainly due to the sale of securities to fund the origination of loans during 2012. The net unrealized gains on individual residential mortgage-backed securities as of December 31, 2012 and 2011 were the result of changes to current market interest rates as compared to the original purchase yield of the security. At December 31, 2012 and 2011, we had one and three mortgage-backed securities with unrealized losses, respectively.

During the twelve months ended December 31, 2012 and 2011, gains on sales of securities available for sale and held to maturity totaled $147,000 and $218,000 respectively. In the fourth quarter of 2012, we sold the entire held to maturity portfolio of $1.8 million realizing gains of $49,000. Management’s decisions to sell the securities were based on market conditions at the time of the sale transaction, prepayment risk changes and funding needs.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
(Dollars in thousands)	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate
Securities available for sale:
U.S. government sponsored mortgage-backed securities	$—	—	$—	—	$5,182	0.82%	$5,149	1.35%	$10,331	1.08%
Asset-backed securities (SLMA)	—	—	—	—	951	0.90%	—	—	951	0.90%

Total securities available for sale	—	—	—	—	6,133	0.83%	5,149	1.35%	11,282	1.07%

Securities held to maturity:
Municipal obligations	—	—	—	—	—	—	—	—	—	—
Other securities	—	—	—	—	—	—	—	—	—	—

Total securities held to maturity	—	—	—	—	—	—	—	—	—	—

Total securities	$—	—	$—	—	$6,133	0.83%	$5,149	1.35%	$11,282	1.07%

Bank-Owned Life Insurance. We invested in bank-owned life insurance in 2009 and again in 2012 to help us offset the costs of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2012, the aggregate cash surrender value of these policies was $1.9 million.

Premises and Equipment. Premises and equipment decreased during 2012 due to the depreciation expense accumulated for the year partially offset by minimal new purchases during the same time period.

Deposits. We accept deposits primarily from the areas in which our offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and retail checking accounts and individual retirement accounts. In 2012, the Board of Directors approved the use of brokered deposits as a funding source for the Bank though we did not enter into any brokered deposit arrangements during 2012.

Interest rates paid, maturity terms, service fees and withdrawal penalties are reviewed and updated on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Our deposits increased by $4.8 million, or 5.8%, to $87.5 million at December 31, 2012 from $82.6 million at December 31, 2011. The growth resulted from a $3.4 million increase in money market accounts, a $1.9 million increase in checking account balances and a $947,000 increase in certificates of deposit. These items were partially offset by a decrease of $1.9 million in non-certificate IRA accounts. Growth in the number and balances of interest and noninterest bearing checking accounts is one of our key business strategies.

At December 31, 2012, we had a total of $37.0 million in certificates of deposit, of which $18.0 million had remaining maturities of one year or less. Based on historical experience and current market interest rates, we believe we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2012.

The following table sets forth the distribution of total deposit accounts, by product type, at December 31, 2012 and 2011:

	At December 31,
	2012			2011
(Dollars in thousands)	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
Savings accounts	$35,102	40.1%	0.44%	$36,563	44.3%	0.50%
Certificates of deposit	37,003	42.3%	1.69%	36,056	43.6%	1.99%
Money market accounts	7,926	9.1%	0.68%	4,497	5.4%	0.68%
Interest-bearing checking accounts	3,931	4.5%	0.12%	3,012	3.6%	0.11%
Non-interest bearing checking accounts	3,491	4.0%	—	2,523	3.1%	—

	$87,453	100.0%	0.96%	$82,651	100.0%	1.13%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100,000 as of December 31, 2012:

(in thousands)	At December 31, 2012
Three months or less	$1,650
Over three months through six months	1,537
Over six months through one year	2,144
Over one year to three years	3,062
Over three years	4,155

$12,548

The following table sets forth, by interest rate ranges, the maturity periods of our certificates of deposit at December 31, 2012:

	At December 31, 2012
	Period to Maturity
(Dollars in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Interest rate:
Less than 2.00%	$12,383	$1,848	$3,585	$10,215	$28,031	75.7%
2.00% to 3.99%	1,865	1,530	1,811	—	5,206	14.1%
4.00% to 5.99%	3,766	—	—	—	3,766	10.2%

	$18,014	$3,378	$5,396	$10,215	$37,003	100.0%

Percent of Total	48.7%	9.1%	14.6%	27.6%	100.0%

Borrowings. Our borrowing portfolio consists of advances from the FHLBA. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

(Dollars in thousands)
Advance Amount		Rate	Maturity Date	December 31, 2012	December 31, 2011

$5,000	(1)	2.29%	8/12/2018	$5,000	$5,000
1,500		0.21%	3/29/2013	1,500	—

				$6,500	$5,000

Unused available line of credit				$3,440	$4,000
Average balance during period				$5,377	$5,000
Average interest rate during period				2.18%	2.29%
Weighted average interest rate at end of period				1.81%	2.29%

(1)	callable quarterly by the FHLB.

Stockholders’ Equity. Stockholders’ equity declined slightly to remain at $8.5 million at December 31, 2012 and 2011. The decrease was attributable to a net loss for 2012 partially offset by an increase in other accumulated comprehensive income and the allocation of ESOP shares.

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

	For the Years Ended December 31,
	2012			2011
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$68,287	$3,707	5.43%	$62,132	$3,424	5.51%
Investment securities	15,617	239	1.53%	18,898	390	2.06%
Certificates of deposit	2,305	34	1.48%	1,585	20	1.26%
Interest earning deposits	4,740	18	0.38%	5,525	18	0.33%
Federal funds sold	—	—	—	806	2	0.25%

Total interest-earning assets	90,949	3,998	4.40%	88,946	3,854	4.33%

Noninterest-earning assets	7,623			6,530

Total assets	$98,572			$95,476

Interest-bearing liabilities:
Savings accounts	$34,811	158	0.45%	$38,710	259	0.67%
Certificates of deposit	37,335	689	1.85%	37,024	796	2.15%
Money market accounts	5,969	39	0.65%	3,325	27	0.81%
Now accounts	3,517	5	0.14%	2,787	6	0.22%

Total interest-bearing deposits	81,632	891	1.09%	81,846	1,088	1.33%
Federal Home Loan Bank advances	5,377	117	2.18%	5,000	116	2.32%

Total interest-bearing liabilities	87,009	1,008	1.16%	86,846	1,204	1.39%

Noninterest-bearing deposits	2,866			2,008
Noninterest-bearing liabilities	121			132

Total liabilities	89,996			88,986
Equity	8,576			6,490

Total liabilities and capital	$98,572			$95,476

Net interest income		$2,990			$2,650

Net interest rate spread(1)			3.24%			2.94%
Net interest-earning assets(2)	$3,940			$2,100

Net interest margin(3)			3.29%			2.98%

Average interest-earning assets to interest-bearing liabilities	104.53%			102.42%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31,
	2012 vs 2011
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$339	$(51)	$(5)	$283
Investment securities	(68)	(100)	17	(151)
Certificates of deposit	9	3	2	14
Interest earning deposits	(3)	3	—	—
Federal funds sold	(2)	(2)	2	(2)

Total interest income(1)	84	59	1	144

Interest expense on:
Savings accounts	(26)	(84)	9	(101)
Certificates of deposit	7	(113)	(1)	(107)
Money market accounts	21	(5)	(4)	12
Now accounts	2	(2)	(1)	(1)

Total interest-bearing deposits	(3)	(195)	1	(197)
Federal Home Loan Bank advances	9	(7)	(1)	1

Total interest expense(1)	2	(198)	—	(196)

Change in net interest income	$82	$257	$1	$340

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

General. For the year ended December 31, 2012, we realized a net loss of $63,000, or $0.19 per common share, compared to net income of $20,000, or $0.06 per common share for the year ended December 31, 2011 for a decrease of $83,000. Earnings were significantly impacted in 2012 by loan loss provision expense attributable to nonperforming loans and loan growth and earnings for both years were impacted by write-downs and losses on other real estate owned. Net interest income increased by $341,000, or 12.9% while noninterest income decreased by $44,000, or 10.8%, and non-interest expense increased by $172,000, or 5.9%.

Net Interest Income. Net interest income increased by $341,000, or 12.9%, to $3.0 million for the year ended December 31, 2012 from $2.6 million for the year ended December 31, 2011. The increase in net interest income was a result of a decrease in interest expense due to the continued low interest rate environment and an increase in interest income due mainly to the growth in loan balances. Our net interest rate spread and net interest rate margin were 3.24% and 3.29%, respectively, for the year ended December 31, 2012 compared to 2.94% and 2.98%, respectively, for the year ended December 31, 2011.

Interest Income. Total interest income increased by $144,000, or 3.7%, to $4.0 million for the year ended December 31, 2012 compared to $3.9 million for the year ended December 31, 2011 due to the increase in the average balance and overall yield of interest-earning assets. Average interest-earning assets increased by $2.0 million, or 2.3%, to $90.9 million for the year ended December 31, 2012 from $88.9 million for the year ended December 31, 2011. The average yield on interest-earning assets increased to 4.40% for the year ended December 31, 2012 from 4.33% for 2011. Even though the average yield on the loan portfolio declined due to the high demand for loans putting downward pressure on rates, the mix of interest earning assets migrated to higher yielding loans versus lower yielding investment securities and interest-bearing deposits with financial institutions triggering the overall yield increase for interest earning assets. Please see “—Average Balances and Yields” and “—Rate/Volume Analysis” for more detailed information regarding the impact of changes in average balances and yield on net interest income and margin.

Interest income on loans increased by $283,000, or 8.3%, to $3.7 million for the year ended December 31, 2012 compared to $3.4 million for the year ended December 31, 2011. This increase is a result of higher average loans balances during the year ended December 31, 2012, partially offset by an eight basis point decrease in the average yield on loans. Average loans increased approximately $6.2 million, or 9.9%, to $68.3 million during 2012 from $62.1 million during 2011. This increase was primarily attributable to our increasing emphasis on commercial real estate loan originations. The average yield on loans declined to 5.43% for the year ended December 31, 2012 from 5.51% for the year ended December 31, 2011. The decrease in average yield was primarily attributable to the origination of new loans in a lower interest rate environment and the repayment or refinance of higher rate loans.

Interest income on investment securities decreased by $151,000, or 38.7%, to $239,000 for the year ended December 31, 2012 from $390,000 for the year ended December 31, 2011. This decrease was due primarily to the portfolio yield declining as a result of the sale of higher-yielding securities during 2011 and 2012 and new investment securities being purchased at lower interest rates and by a decrease in the average balances of investment securities as funds were used for loan originations. The portfolio yield declined to 1.53% for the year ended December 31, 2012 from 2.06% for the year ended December 31, 2011 and the average balance of investment securities decreased by $3.3 million, or 17.4%, to $15.6 million at December 31, 2012 from $18.9 million at December 31, 2011.

Interest income on certificates of deposit increased by $14,000, or 70.0%, to $34,000 for the year ended December 31, 2012 compared to $20,000 for the year ended December 31, 2011 due mainly to the increase in average balances for 2012 period. The average balances on certificates of deposit increased by $720,000, or 45.4%, to $2.3 million at December 31, 2012 from $1.6 million at December 31, 2011.

Interest income on interest-earning deposits remained the same at $18,000 for the years ended December 31, 2012 and 2011. The average balance on interest-earning deposits decreased by $785,000, or 14.2%, to $4.7 million during the year ended December 31, 2012 from $5.5 million during the year ended December 31, 2011. The yield on interest-earning deposits increased by 5 basis points to 0.38% for the year ended December 31, 2012 from 0.33% for the year ended December 31, 2011.

Interest Expense. Total interest expense decreased by $196,000, or 16.3%, to $1.0 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011. This decrease in interest expense was primarily due to a decline in the average cost of funds for interest-bearing liabilities which dropped to 1.16% during the year ended December 31, 2012 from 1.39% during the year ended December 31, 2011.

Interest expense on deposits decreased by $197,000, or 18.1%, to $891,000 for the year ended December 31, 2012 from $1.1 million for the year ended December 31, 2011. This was primarily the result of a decline in the average rates paid on interest-bearing deposits during 2012 compared to 2011. The average rates paid on interest-bearing deposits dropped to 1.09% during the year ended December 31, 2012 from 1.33% during the year ended December 31, 2011. These decreases are primarily attributable to reductions in interest expense on certificates of deposit and savings accounts. The average rate on certificates of deposit decreased to 1.85% during the year ended December 31, 2012 from 2.15% during the year ended December 31, 2011 and the rate on our savings accounts decreased to 0.45% during 2012 from 0.67% during 2011. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at significantly lower interest rates.

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

Based on management’s evaluation of the above factors, the provision for loan losses increased by $274,000 to $427,000 for the year ended December 31, 2012 from $153,000 for the year ended December 31, 2011. The rise in the provision for loan losses was due to the increased impact from specific reserves and charge-offs which accounted for $251,000 of the increase and the increase in the impact from loan growth, especially in our commercial real estate portfolio, which accounted for $23,000 of the increase in the provision. During the years ended December 31, 2012 and 2011, we had net charge-offs of $162,000 and $234,000, respectively.

Non-interest Income. The following table summarizes changes in non-interest income for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,		Change
(Dollars in thousands)	2012	2011	Amount	%
Increase in cash surrender value - life insurance	$63	$53	$10	18.9%
Customer service fees	75	69	6	8.7%
Loan fee income	41	37	4	10.8%
Other income	31	27	4	14.8%

Non-interest income before net gains	210	186	24	12.9%
Gain on sale of securities available for sale	147	218	(71)	–32.6%
Gain on loans held for sale	9	7	2	28.6%

Net gains	156	225	(69)	–30.7%

Total non-interest income	$366	$411	$(45)	–10.9%

Non-interest income decreased by $45,000, or 10.9%, to $366,000 during the year ended December 31, 2012 from $411,000 for the year ended December 31, 2011. The primary reason for the decrease was a $71,000, or 32.6%, decrease in gains from the sale of securities partially offset by moderate increases in all other categories. The increase in cash surrender value income was due to the purchase of additional policies in early 2012 and the increase in customer service charges was due to the higher volume of ATM transaction and surcharge fees.

Non-interest Expenses. The following table summarizes changes in non-interest expenses for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,		Change
(Dollars in thousands)	2012	2011	Amount	%
Salaries and employee benefits	$1,404	$1,332	$72	5.4%
Premises and equipment	312	297	15	5.1%
Data processing	344	308	36	11.7%
Professional fees	287	257	30	11.7%
FDIC insurance	87	99	(12)	–12.1%
Directors’ fees	132	108	24	22.2%
Corporate insurance	46	50	(4)	–8.0%
Printing and office supplies	39	50	(11)	–22.0%
Provision for losses and costs on real estate acquired through foreclosure	147	107	40	37.4%
Other operating expenses	282	300	(18)	–6.0%

Total non-interest expenses	$3,080	$2,908	$172	5.9%

Non-interest expenses increased by $172,000, or 5.9%, to $3.1 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011.

Salaries and employee benefits increased by $72,000, or 5.4%, to $1.4 million for the year ended December 31, 2012 from $1.3 million for the year ended December 31, 2011. The primary reasons for this increase was merit, promotion and position salary increases and the continued impact of hiring an additional commercial loan officer in April 2011.

Premises and equipment expenses increased $15,000, or 5.1%, to $312,000 for the year ended December 31, 2012 from $297,000 for the year ended December 31, 2011 primarily as a result of additional expense associated with building and equipment repair and maintenance costs.

Data processing expenses increased $36,000, or 11.7%, to $344,000 for the year ended December 31, 2012 from $308,000 for the year ended December 31, 2011 due to the addition of new core processing products and services we started offering to customers during 2012 and the higher volume of EFT network and item processing transactions.

Professional fees increased by $30,000, or 11.7%, to $287,000 during the year ended December 31, 2012 from $257,000 during the year ended December 31, 2011 due to the continued impact of legal, regulatory, and accounting costs necessary to operate as a public company. 2012 reflected a full year cost impact along with addition of costs associated with XBRL filing requirements while 2011 reflected a partial year cost impact.

FDIC insurance premiums decreased by $12,000, or 12.1%, to $87,000 for the year ended December 31, 2012 from $99,000 for the year ended December 31, 2011. This decrease was the result of the change in methodology for the calculation of the FDIC insurance premium as of April 1, 2011.

Director fees increased $24,000, or 22.2%, to $132,000 for the year ended December 31, 2012 from $108,000 for the year ended December 31, 2011 due to the increase in the number of directors and an increase in the board retainer and meeting fee structure.

Provision for losses and costs on real estate acquired through foreclosure increased by $40,000, or 37.4%, to $147,000 for the year ended December 31, 2012 from $107,000 for the year ended December 31, 2011. The increase was due to the rise in the number of foreclosed properties during 2012 and the costs incurred to fix-up and repair such properties.

We expect our non-interest expense will continue to increase in the immediate future as a result of increased compensation expense associated with the anticipated addition of staff and the implementation in 2013 of stockholder approved stock-based benefit plans.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2012 was $88,000 compared to a benefit of $21,000 in 2011. The increased tax benefit is primarily the result of the change in the net income (loss) before income taxes offset by our investment in the bank-owned life insurance and tax advantaged investment securities.

Total Comprehensive Income (Loss). Total comprehensive income (loss) for the periods presented consist of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. For the twelve months ended December 31, 2012, we realized a total comprehensive loss of $42,000 and for the twelve months ended December 31, 2011, we realized a total comprehensive income of $39,000. The decrease of $81,000 in total comprehensive income (loss) resulted primarily from the decrease in net income of $83,000.

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

Non-Performing Assets. Loans are placed on non-accrual status when payment of principal or interest is 90 days or more past due, although management may take action to place loans on non-accrual status earlier than 90 days past due based on the borrower’s particular circumstances. Loans are also placed on non-accrual status if management has serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans are evaluated and valued at the time the loan is identified as impaired on a case by case basis, at the lower of cost or market value. Market value is measured based on the value of the collateral securing the loan. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by us. Appraised values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. The difference between the appraised value and the principle balance of the loan will determine the specific allowance valuation required for the loan, if any. Nonperforming loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

The deterioration in the real estate market since the 2007 recession has resulted in a decrease in the collateral value for many of the properties securing our classified loans. For some classified loans this has required a specific reserve when such loans become nonperforming or substandard. For other classified loans, while the value of some of the properties securing the loans has decreased, their values still exceed the carrying value of the corresponding loan requiring no specific valuation allowance. It is our practice to obtain updated appraisals if there is a material change in market conditions or if we become aware of new or additional facts that indicate a potential material reduction in the value of any individual property collateral.

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

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and OREO (which includes real estate acquired through or in lieu of foreclosure) at December 31, 2012 and 2011:

	At December 31,
(Dollars in thousands)	2012	2011
Non-accrual loans:
Residential owner occupied - first lien	$678	$619
Residential owner occupied - junior lien	—	20
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total non-accrual loans	678	639

Foreclosed real estate:
Residential owner occupied - first lien	788	1,530
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	243

Total foreclosed real estate	788	1,773

Total non-performing assets	$1,466	$2,412

Ratios:
Nonperforming loans to total loans	0.86%	1.00%
Nonperforming assets to total assets	1.43%	2.51%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at December 31, 2012 and 2011:

	At December 31,
	2012		2011
(Dollars in thousands)	Number	Amount	Number	Amount
Loans 60 to 89 days delinquent:
Residential owner occupied - first lien	1	$355	1	$10
Residential owner occupied - junior lien	—	—	—	—
Residential non-owner occupied (investor)	—	—	—	—
Commercial owner occupied	—	—	—	—
Other commercial loans	—	—	—	—
Consumer loans	—	—	—	—

Total Loans 60 to 89 days delinquent	1	355	1	10

Loans 30 to 59 days delinquent:
Residential owner occupied - first lien	—	—	2	241
Residential owner occupied - junior lien	3	129	2	66
Residential non-owner occupied (investor)	—	—	—	—
Commercial owner occupied	—	—	—	—
Other commercial loans	—	—	—	—
Consumer loans	—	—	—	—

Total Loans 30 to 59 days delinquent	3	129	4	307

Total past due loans	4	$484	5	$317

There were no loans contractually past due 90 days or more and still accruing interest at December 31, 2012 or 2011.

Trouble Debt Restructurings. For the twelve months ended December 31, 2012, two loans were modified with aggregate balances of $802,000 that were classified as a troubled debt restructure (“TDR”). One loan was performing at the time of restructure and was classified as performing after the restructure. The other loan was nonperforming at the time of restructure and was classified as nonperforming. After six months of current payments and the customer’s demonstrated ability to maintain the loan current, the loan was then classified as performing. Both of these restructured loans were classified as performing as of December 31, 2012.

For the twelve months ended December 31, 2011, two loans were modified with aggregate balances of $327,000 that were classified as TDRs. The TDR loans were modified due to the borrowers’ financial difficulties. In each case the interest rate was lowered to the current market rate offered by the Bank and all past due interest and fees were capitalized as part of the new loan balance. The two loans restructured in 2011 were performing at the time of the restructure and were classified as performing loans after the restructure.

TDRs that are classified as nonaccrual loans remain in nonaccrual status until the borrower has made at least six consecutive payments based on the contractual terms of their new loan. At that time, the loan may revert to accrual status based on management’s evaluation and determination. Interest collected during the nonaccrual period is recognized as interest income on a cash basis.

A performing TDR will no longer be reported as a TDR in calendar years after the year of the restructuring if the effective interest rate is equal or greater than the market rate for credits with comparable risk.

Foreclosed Real Estate. Real estate we acquire as a result of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost, which is the unpaid balance of the loan plus estimated foreclosure costs, or fair value at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate taxes are charged against income in the current period while costs relating to improving such real estate are capitalized up to the property’s net realizable value, then such costs would be charged against income in the current period. We had foreclosed real estate of $789,000 and $1.8 million at December 31, 2012 and 2011, respectively.

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

The following table sets forth our amounts of criticized loans (classified loans and loans designated as special mention) as of December 31, 2012 and 2011:

	At December 31,
(in thousands)	2012	2011
Classified loans:
Substandard	$678	$639
Doubtful	—	—
Loss	—	—

Total classified loans	678	639
Special mention	481	466

Total criticized loans	$1,159	$1,105

For a discussion of these criticized loans as they relate to the allowance for loan losses as well as a discussion as to how we calculate the allowance, see Note 4 to the Consolidated Financial Statements, “Credit Quality of Loans and Allowance for Loan Losses”.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$594	$675
Charge-offs:
Residential owner occupied - first lien	142	57
Residential owner occupied - junior lien	20	—
Residential non-owner occupied (investor)	—	42
Commercial owner occupied
Other commercial loans	—	135
Consumer loans	—	—

Total Charge-offs	162	234

Recoveries:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total Recoveries	—	—

Net charge-offs	162	234
Provision for loan losses	427	153

Balance at end of period	$859	$594

Ratios:
Net charge-offs to average loans	0.24%	0.38%
Allowance for loan losses to nonperforming loans	126.76%	92.97%
Allowance for loan losses to total loans	1.09%	0.93%

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

	At December 31,
	2012		2011
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

Residential owner occupied first lien	$311	49.4%	$334	60.1%
Residential owner occupied junior lien	25	6.7%	32	6.0%
Residential non-owner occupied (investor)	235	10.5%	69	12.3%
Commercial owner occupied loans	70	9.1%	33	5.2%
Other commercial loans	218	24.1%	126	16.1%
Consumer loans	—	0.2%	—	0.3%

Total	$859	100.0%	$594	100.0%

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

Quantitative Analysis. The table below sets forth, as of December 31, 2012, the estimated changes in our NPV that would result from the designated instantaneous changes in the interest rate yield curve.

		Estimate Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in interest rates (basis points)(1)	Estimated NPV(2)	Amount	Percent	NPV Ratio(4)	Increase (Decrease) basis points

+400	$10,839	$(2,759)	–20.3%	11.67%	(121)bp
+300	11,661	(1,937)	–14.2%	12.16%	(72)bp
+200	12,519	(1,079)	–7.9%	12.63%	(25)bp
+100	13,246	(352)	–2.6%	12.93%	5bp
0	13,598			12.88%
–100	13,476	(122)	–0.9%	12.48%	(40)bp

(1)	Assume interest rate changes (up and down) in increments of 100 basis points.
(2)	NPV is the discounted present value of expected cash flows from assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-bearing assets.
(4)	NPA Ratio represents NPV divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, short-term lines of credit with correspondent banks, advances from the Federal Home Loan Bank of Atlanta, principal repayments and the sale of securities available-for-sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset and Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to fund asset growth and deposit runoff as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012.

Liquidity management is both a daily and long-term function of business management. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset and liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $4.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2012, we had $1.2 million in loan commitments outstanding, a majority of which was for commercial real estate loans. In addition, we had $5.4 million in unused lines of credit to borrowers, including $3.4 million with respect to consumer loans and $2.0 million for commercial real estate loans. Certificates of deposit due within one year of December 31, 2012 totaled $18.0 million, or $20.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2012.

Our primary investing activity is originating loans. During the years ended December 31, 2012 and 2011, we originated $27.5 million and $13.5 million of loans, respectively. During these periods, we purchased $13.9 million and $22.2 million of investment securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $4.8 million during the year ended December 31, 2012. Deposit flows are affected by the overall market level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances were $6.5 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, we had the ability to borrow up to an additional $6.0 million from our correspondent banks under short-term lines of credit and $3.4 million from the Federal Home Loan Bank of Atlanta.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Banking Regulation—Capital Requirements” and Note 16 of the Notes to the Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Commitments to extend credit:
Consumer loans	$315	$13
Commercial loans	935	1,075

	1,250	1,088

Commitments under available lines of credit:
Consumer loans	3,355	1,204
Commercial loans	2,045	1,245

	5,400	2,449

Total Commitments	$6,650	$3,537

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2012 or 2011 as a liability for credit loss related to these commitments.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CARROLL BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Carroll Bancorp, Inc.

Sykesville, Maryland

We have audited the accompanying consolidated statements of financial condition of Carroll Bancorp, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carroll Bancorp, Inc. as of December 31, 2012 and 2011, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 8, 2013

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2012	December 31, 2011

Assets:
Cash and due from banks	$1,402,533	$1,679,478
Interest-bearing deposits with depository institutions	3,468,641	7,505,005

Cash and cash equivalents	4,871,174	9,184,483
Certificates of deposit with depository institutions	2,600,130	1,998,186
Securities available for sale, at fair value	11,396,429	13,722,119
Securities held to maturity (fair value December 31, 2012 $0 and December 31, 2011 $1,485,718)	—	1,458,396
Loans, net of allowance for loan losses - December 31, 2012 $859,000 and December 31, 2011 $594,000	77,882,905	63,586,917
Accrued interest receivable	296,949	283,337
Other equity securities, at cost	585,496	526,396
Bank-owned life insurance	1,929,045	1,466,368
Premises and equipment, net	1,345,409	1,442,044
Foreclosed assets	788,619	1,773,200
Other assets	835,792	821,011

Total Assets	$102,531,948	$96,262,457

Liabilities:
Deposits
Noninterest-bearing	$3,491,050	$2,522,601
Interest-bearing	83,962,016	80,128,258

Total deposits	87,453,066	82,650,859
Advances from the Federal Home Loan Bank	6,500,000	5,000,000
Other liabilities	111,051	112,818

Total liabilities	94,064,117	87,763,677

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 shares at December 31, 2012 and December 31, 2011, respectively	3,595	3,595
Additional paid-in capital	2,884,039	2,883,833
Unearned ESOP shares	(194,103)	(204,887)
Retained earnings	5,705,419	5,768,122
Accumulated other comprehensive income	68,881	48,117

Total stockholders’ equity	8,467,831	8,498,780

Total liabilities and stockholders’ equity	$102,531,948	$96,262,457

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2012	2011
Interest income:
Loans	$3,707,117	$3,424,293
Securities available for sale	206,384	369,657
Securities held to maturity	32,696	20,247
Certificates of deposit	34,301	20,238
Interest-bearing deposits	17,806	17,589
Federal funds sold	—	1,818

Total interest income	3,998,304	3,853,842
Interest expense:
Interest on deposits	890,785	1,088,075
Interest on borrowings	117,327	116,090

Total interest expense	1,008,112	1,204,165

Net interest income	2,990,192	2,649,677
Provision for loan losses	426,610	152,831

Net interest income after provision for loan losses	2,563,582	2,496,846

Non-interest income:
Gain on sale of securities	146,935	218,158
Gain on loans held for sale	8,783	6,444
Increase in cash surrender value - life insurance	62,677	53,021
Customer service fees	75,501	69,157
Loan fee income	41,355	36,813
Other income	31,080	26,989

Total non-interest income	366,331	410,582
Non-interest expense:
Salaries and employee benefits	1,404,340	1,331,686
Premises and equipment	311,905	297,496
Data processing	344,039	308,171
Professional fees	287,113	256,544
FDIC insurance	87,508	99,007
Directors’ fees	131,725	108,150
Corporate insurance	45,582	49,771
Printing and office supplies	39,455	50,526
Provision for losses and costs on real estate acquired through foreclosure	146,667	107,400
Other operating expenses	282,222	299,706

Total non-interest expenses	3,080,556	2,908,457
Loss before income tax benefit	(150,643)	(1,029)
Income tax benefit	(87,940)	(21,309)

Net (loss) income	$(62,703)	$20,280

Basic/diluted earnings per share	$(0.19)	$0.06

Basic/diluted weighted average shares outstanding	338,970	337,916

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	For the Twelve Months Ended December 31,
	2012	2011

Net (loss) income	$(62,703)	$20,280
Other comprehensive income, before income tax:
Securities available for sale:
Net unrealized holding gains arising during the period	181,542	249,522
Less reclassification adjustment for gains included in net income	146,935	218,158

Other comprehensive income, before income tax	34,607	31,364
Income tax effect	13,843	12,546

Other comprehensive income, net of tax	20,764	18,818

Total comprehensive (loss) income	$(41,939)	$39,098

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Twelve Months Ended December 31, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at January 1, 2011	$—	$—	$—	$5,747,842	$29,299	$5,777,141

Net income				20,280		20,280
Other comprehensive income					18,818	18,818
Issuance of 359,476 shares of common stock net of offering costs	3,595	2,883,833				2,887,428
Purchase of 21,567 ESOP shares			(215,670)			(215,670)
ESOP shares committed to be released			10,783			10,783

Balances at December 31, 2011	3,595	2,883,833	(204,887)	5,768,122	48,117	8,498,780

Net loss				(62,703)		(62,703)
Other comprehensive income					20,764	20,764
ESOP shares committed to be released			10,784			10,784
ESOP allocated shares FMV adjustment		206				206

Balances at December 31, 2012	$3,595	$2,884,039	$(194,103)	$5,705,419	$68,881	$8,467,831

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(62,703)	$20,280
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(97,936)	(218,158)
Gain on sale of securities held to maturity	(48,999)	—
Gain on sale of loans held for sale	(8,783)	(6,444)
Origination of loans held for sale	(1,072,800)	(653,000)
Proceeds from sale of loans held for sale	978,583	659,444
Amortization and accretion of securities	275,792	335,587
Amortization of deferred loan origination fees, net of costs	7,593	6,288
Provision for loan losses	426,610	152,831
Provision for loss on real estate acquired through foreclosure	54,965	107,400
Loss on sale of real estate acquired through foreclosure	24,791	—
Depreciation of premises and equipment	136,831	137,259
Increase in cash surrender value of bank-owned life insurance	(62,677)	(53,021)
ESOP compensation expense	10,990	10,783
(Increase) decrease in deferred tax assets	(102,929)	36,740
Increase in accrued interest receivable	(13,612)	(32,159)
Decrease in other assets	74,305	163,069
(Decrease) increase in other liabilities	(1,767)	66,826

Net cash provided by operating activities	518,254	733,725

Cash flows from investing activities:
Purchase of securities available for sale	(13,631,107)	(21,517,411)
Purchase of securities held to maturity	(289,767)	(652,680)
Proceeds from sales and redemptions of securities available for sale	11,940,685	20,190,838
Proceeds from sales of securities held to maturity	1,785,864	—
Principal collected on securities available for sale	3,882,217	5,439,974
Purchase of certificates of deposit	(1,350,000)	(1,964,598)
Redemption of certificates of deposit	750,000	1,899,753
Increase in loans	(14,889,375)	(4,527,520)
Purchase of bank-owned life insurance	(400,000)	—
Purchase of premises and equipment	(40,196)	(65,005)
Redemption of other equity securities	8,400	21,200
Purchase of other equity securities	(67,500)	(83,596)
Capitalized costs on real estate acquired through foreclosure	(42,756)	—
Proceeds from the sale of real estate acquired through foreclosure	1,209,765	—

Net cash used by investing activities	(11,133,770)	(1,259,045)

Cash flows from financing activities:
Increase (decrease) in deposits	4,802,207	(2,115,798)
Increase in FHLB advances	1,500,000	—
Proceeds from initial public offering	—	3,594,560
Payment of stock issuance cost	—	(707,132)
Loan for the purchase of ESOP shares	—	(215,670)

Net cash provided by financing activities	6,302,207	555,960

Net (decrease) increase in cash and cash equivalents	(4,313,309)	30,640
Cash and cash equivalents, beginning balance	9,184,483	9,153,843

Cash and cash equivalents, ending balance	$4,871,174	$9,184,483

Supplemental disclosure of cash flow information:
Interest paid	$1,011,848	$1,208,166
Income taxes paid (refund)	$(7,585)	$(118,093)

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$262,184	$1,690,600

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

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

Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount).

Securities classified as available for sale are those securities that the Bank intends to hold for an indefinite time period but not necessarily to maturity. Securities available for sale are reported at fair value. Net unrealized gains and losses on securities available for sale are recognized as increases or decreases in other comprehensive income, net of taxes, and are excluded from the determination of net income.

Interest and dividend income is recognized as earned. Realized gains and losses on the sale of securities are included in earnings based on trade date and are determined using the specific identification method. Purchase premiums and discounts are recognized as part of interest income using the interest method over the terms of the securities.

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

The Bank does not engage in securities trading.

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

Other Equity Securities

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

The Bank also maintains an investment in capital stock of Atlantic Central Bankers Bank, Community Bankers Bank and Fairmount Bancorp, Inc. Because no ready market exists for Atlantic Central Bankers Bank and Community Bankers Bank stock and the Fairmount Bancorp, Inc. stock is so thinly traded, the Bank’s investment in these stocks is carried at cost.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense was $43,776 in 2012 and $19,765 in 2011.

Comprehensive Income

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of equity, such items, along with net income, are components of comprehensive income.

The element of “other comprehensive income” includes unrealized gains or losses on securities available for sale and reclassification adjustments for gains on security sales.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that pertain to the Company’s consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2012 and 2011 are as follows:

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$10,330,920	$109,344	$77	$10,440,187
Asset-backed securities (SLMA)	950,707	5,535	—	956,242

	$11,281,627	$114,879	$77	$11,396,429

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—
Corporate bonds	—	—	—	—

	$—	$—	$—	$—

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$13,641,923	$84,325	$4,129	$13,722,119
Asset-backed securities (SLMA)	—	—	—	—

	$13,641,923	$84,325	$4,129	$13,722,119

Securities held to maturity:
Municipal bonds	$1,213,829	$27,550	$—	$1,241,379
Corporate bonds	244,567	—	228	244,339

	$1,458,396	$27,550	$228	$1,485,718

The Bank had no private label residential mortgage-backed securities at December 31, 2012 and December 31, 2011 or during the years then ended.

The amortized cost and fair value of securities at December 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2012
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	—	—
After 5 years through 10 years	6,132,380	6,196,969	—	—
Over 10 years	5,149,247	5,199,460	—	—

	$11,281,627	$11,396,429	$—	$—

	At December 31, 2011
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	864,476	878,437
After 5 years through 10 years	7,136,358	7,192,751	481,728	493,076
Over 10 years	6,505,565	6,529,368	112,192	114,205

	$13,641,923	$13,722,119	$1,458,396	$1,485,718

The Bank sold $11.9 million and $20.2 million in securities available for sale during the years ended December 31, 2012 and 2011, respectively, and sold $1.8 million and zero in securities held to maturity for the years ended December 31, 2012 and 2011, respectively. From those sale transactions, the Bank recognized net realized gains of $97,936 and $218,158 from securities available for sale for the years ended December 31, 2012 and 2011, respectively, and $48,999 and zero from securities held to maturity for the years ended December 31, 2012 and 2011, respectively. The held to maturity securities were sold due to the unrealized gain position in the portfolio.

Securities with gross unrealized losses at December 31, 2012 and December 31, 2011, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$861,385	$77	$—	$—	$861,385	$77
Asset-backed securities (SLMA)	—	—			—	—

	$861,385	$77	$—	$—	$861,385	$77

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

	At December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$3,290,877	$4,129	$—	$—	$3,290,877	$4,129
Asset-backed securities (SLMA)	—	—	—	—	—	—

	$3,290,877	$4,129	$—	$—	$3,290,877	$4,129

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	244,340	228			244,340	228

	$244,340	$228	$—	$—	$244,340	$228

At December 31, 2012 and 2011, the carrying amount of securities pledged as collateral for uninsured public fund deposits was $550,000 and $25,266, respectively.

Note 3.	Loans

Loans at December 31, 2012 and 2011 are summarized as follows:

	At December 31, 2012		At December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total

Residential owner occupied - first lien	$38,896,089	49.4%	$38,586,665	60.1%
Residential owner occupied - junior lien	5,251,002	6.7%	3,828,870	6.0%
Residential non-owner occupied (investor)	8,276,068	10.5%	7,898,684	12.3%
Commercial owner occupied	7,143,738	9.1%	3,334,885	5.2%
Other commercial loans	18,935,142	24.1%	10,348,940	16.1%
Consumer loans	151,427	0.2%	192,716	0.3%

Total loans	78,653,466	100.0%	64,190,760	100.0%

Net deferred fees, costs and purchase premiums	88,439		(9,843)
Allowance for loan losses	(859,000)		(594,000)

Total loans, net	$77,882,905		$63,586,917

Our residential one- to four-family first lien mortgage loan portfolio is pledged as collateral for our advances with FHLB.

Note 4.	Credit Quality of Loans and Allowance for Loan Losses

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the twelve months ended December 31, 2012 and 2011.

	For the Twelve Months Ended December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$334,087	$32,180	$69,025	$33,076	$125,632	$—	$594,000
Charge-offs	141,618	19,992	—	—	—	—	161,610
Recoveries	—	—	—	—	—	—	—
Provision	118,396	12,964	166,356	36,360	92,534	—	426,610

Ending Balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000

	For the Twelve Months Ended December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$347,647	$25,711	$102,990	$24,247	$174,405	$—	$675,000
Charge-offs	57,000	—	42,253	—	134,578	—	233,831
Recoveries	—	—	—	—	—	—	—
Provision	43,440	6,469	8,288	8,829	85,805	—	152,831

Ending Balance	$334,087	$32,180	$69,025	$33,076	$125,632	$—	$594,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at December 31, 2012 and 2011.

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$84,303	$—	$173,501	$—	$—	$—	$257,804

Ending balance: collectively evaluated for impairment	$226,562	$25,152	$61,880	$69,436	$218,166	$—	$601,196

Loans:
Ending balance	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

Ending balance: individually evaluated for impairment	$405,147	$—	$272,501	$—	$—	$—	$677,648

Ending balance: collectively evaluated for impairment	$38,387,942	$5,251,002	$8,003,567	$7,143,738	$18,935,142	$254,427	$77,975,818

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$103,980	$19,992	$—	$—	$—	$—	$123,972

Ending balance: collectively evaluated for impairment	$230,107	$12,188	$69,025	$33,076	$125,632	$—	$470,028

Loans:
Ending balance	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716	$64,190,760

Ending balance: individually evaluated for impairment	$618,953	$19,992	$—	$—	$—	$—	$638,945

Ending balance: collectively evaluated for impairment	$37,967,712	$3,808,878	$7,898,684	$3,334,885	$10,348,940	$192,716	$63,551,815

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment as of December 31, 2012 and 2011:

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$38,387,942	$5,251,002	$7,768,867	$6,897,295	$18,935,142	$254,427	$77,494,675
Special Mention	—	—	234,700	246,443	—	—	481,143
Substandard	405,147	—	272,501	—	—	—	677,648
Doubtful	—	—	—	—	—	—	—

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$37,501,735	$3,808,878	$7,898,684	$3,334,885	$10,348,940	$192,716	$63,085,838
Special Mention	465,977	—	—	—	—	—	465,977
Substandard	618,953	19,992	—	—	—	—	638,945
Doubtful	—	—	—	—	—	—	—

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716	$64,190,760

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as a “Pass” rating.

•	Pass (risk ratings 1-6)—risk ratings one to four are deemed “acceptable”. Risk rating five is “acceptable with care” and risk rating six is a “watch credit”.

•

Special mention (risk rating 7)—a special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

•

Substandard (risk rating 8)—substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful (risk rating 9)—loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•

Loss (risk rating 10)—loans classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment as of December 31, 2012 and 2011:

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,033,114	$5,122,006	$8,276,068	$7,143,738	$18,935,142	$254,427	$77,764,495

30-59 days past due	—	128,996	—	—	—	—	128,996
60-89 days past due	354,828	—	—	—	—	—	354,828
Greater than 90 days past due	405,147	—	—	—	—	—	405,147

Total past due	759,975	128,996	—	—	—	—	888,971

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,716,785	$3,742,357	$7,898,684	$3,334,885	$10,348,940	$192,716	$63,234,367

30-59 days past due	241,078	66,521	—	—	—	—	307,599
60-89 days past due	9,849	—	—	—	—	—	9,849
Greater than 90 days past due	618,953	19,992	—	—	—	—	638,945

Total past due	869,880	86,513	—	—	—	—	956,393

Total	$38,586,665	$3,828,870	$7,898,684	$3,334,885	$10,348,940	$192,716	$64,190,760

The following tables are a summary of impaired loans by portfolio segment as of December 31, 2012 and 2011:

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired Loans:
With no related allowance recorded:
Recorded Investment	$310,843	$—	$—	$—	$—	$—	$310,843
Unpaid Principal Balance	398,257	—	—	—	—	—	398,257

With an allowance recorded:
Recorded Investment	$94,303	$—	$272,501	$—	$—	$—	$366,804
Unpaid Principal Balance	94,303	—	272,501	—	—	—	366,804
Related Allowance	84,303	—	173,501	—	—	—	257,804

Total impaired loans:
Recorded Investment	$405,146	$—	$272,501	$—	$—	$—	$677,647
Unpaid Principal Balance	492,560	—	272,501	—	—	—	765,061
Related Allowance	84,303	—	173,501	—	—	—	257,804

	At December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired Loans:
With no related allowance recorded:
Recorded Investment	$46,973	$—	$—	$—	$—	$—	$46,973
Unpaid Principal Balance	46,973	—	—	—	—	—	46,973

With an allowance recorded:
Recorded Investment	$571,980	$19,992	$—	$—	$—	$—	$591,972
Unpaid Principal Balance	571,980	19,992	—	—	—	—	591,972
Related Allowance	103,980	19,992	—	—	—	—	123,972

Total impaired loans:
Recorded Investment	$618,953	$19,992	$—	$—	$—	$—	$638,945
Unpaid Principal Balance	618,953	19,992	—	—	—	—	638,945
Related Allowance	103,980	19,992	—	—	—	—	123,972

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the twelve months ended December 31, 2012 and 2011:

	For the Twelve Months Ended December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired loans:
With no related allowance recorded:
Average recorded investment	$161,540	$—	$—	$—	$—	$—	$161,540
Interest income that would have been recognized	10,930	—	—	—	—	—	10,930
Interest income recognized (cash basis)	2,496	—	—	—	—	—	2,496
Interest income foregone	8,434	—	—	—	—	—	8,434

With an allowance recorded:
Average recorded investment	$398,404	$3,998	$54,500	$—	$—	$—	$456,902
Interest income that would have been recognized	39,717	311	15,844	—	—	—	55,872
Interest income recognized (cash basis)	34,584	—	15,044	—	—	—	49,628
Interest income foregone	5,133	311	800	—	—	—	6,244

Total impaired loans:
Average recorded investment	$559,944	$3,998	$54,500	$—	$—	$—	$618,442
Interest income that would have been recognized	50,647	311	15,844	—	—	—	66,802
Interest income recognized (cash basis)	37,080	—	15,044	—	—	—	52,124
Interest income foregone	13,567	311	800	—	—	—	14,678

	For the Twelve Months Ended December 31, 2011
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired loans:
With no related allowance recorded:
Average recorded investment	$475,231	$—	$—	$—	$—	$—	$475,231
Interest income that would have been recognized	27,250	—	—	—	—	—	27,250
Interest income recognized (cash basis)	8,253	—	—	—	—	—	8,253
Interest income foregone	18,997	—	—	—	—	—	18,997

With an allowance recorded:
Average recorded investment	$410,722	$3,998	$135,711	$—	$436,566	$—	$986,997
Interest income that would have been recognized	57,616	1,242	4,389	—	40,879	—	104,126
Interest income recognized (cash basis)	44,193	824	—	—	—	—	45,017
Interest income foregone	13,423	418	4,389	—	40,879	—	59,109

Total impaired loans:
Average recorded investment	$885,953	$3,998	$135,711	$—	$436,566	$—	$1,462,228
Interest income that would have been recognized	84,866	1,242	4,389	—	40,879	—	131,376
Interest income recognized (cash basis)	52,446	824	—	—	—	—	53,270
Interest income foregone	32,420	418	4,389	—	40,879	—	78,106

The following table is a summary of performing and nonperforming impaired loans by portfolio segment as of December 31, 2012 and 2011:

	At December 31, 2012	At December 31, 2011
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	799,374	327,000
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	799,374	327,000

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	677,648	618,953
Residential owner occupied - junior lien	—	19,992
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	677,648	638,945

Total impaired loans	$1,477,022	$965,945

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

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the twelve months ended December 31, 2012 and 2011:

Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	During the Twelve Months Ended December 31, 2012

Residential owner occupied - first lien	2	$792,170	$801,992

	During the Twelve Months Ended December 31, 2011

Residential owner occupied - first lien	2	$314,040	$327,000

There were no defaults on any TDRs that were restructured in 2012 or 2011.

Note 5.	Premises and Equipment

A summary of premises and equipment at December 31, 2012 and 2011 is as follows:

		2012	2011
	Useful Lives
Land		$33,918	$33,918
Building and improvements	10 - 39 years	1,413,746	1,441,951
Furniture and equipment	3 - 10 years	488,223	451,933

		1,935,887	1,927,802
Accumulated depreciation		590,478	485,758

Net premises and equipment		$1,345,409	$1,442,044

In April 2010, the Bank entered into a five-year lease agreement for its relocated Westminster branch. The Bank pays its own operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs. Rent expense for the years ended December 31, 2012 and 2011 totaled $50,702 and $52,804, respectively.

At December 31, 2012 the total rental commitment under this lease is as follows:

Year ended December 31,
2013	$44,635
2014	45,527
2015	30,516
2016	—
2017	—
2018 and thereafter	—

$120,678

Note 6.	Foreclosed Assets

The following table is a summary of the activity in other real estate owned for the years ended December 31, 2012 and 2011:

	2012	2011

Beginning balance	$1,773,200	$190,000
Properties added during the year	262,184	1,690,600
Capitalized Costs	42,756	—
Write-downs	(54,965)	(107,400)
Properties disposed during the year	(1,209,765)	—
Loss on sale of disposed properties	(24,791)	—

Ending balance	$788,619	$1,773,200

Charge-offs taken at time assets were placed in other real estate owned	$74,196	$233,831

Note 7.	Deposits

Deposits were comprised of the following at December 31, 2012 and 2011:

	At December 31, 2012		At December 31, 2011
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking accounts	$3,491,050	4.0%	$2,522,601	3.1%
Interest-bearing checking accounts	3,931,363	4.5%	3,012,298	3.6%
Savings accounts	1,942,516	2.2%	1,824,591	2.2%
Premium savings accounts	22,942,268	26.2%	22,605,550	27.4%
Money market accounts	7,925,721	9.1%	4,497,140	5.4%
IRA accounts, non-certificate	10,217,317	11.7%	12,132,835	14.7%
Certificates of deposit	37,002,831	42.3%	36,055,844	43.6%

Total deposits	$87,453,066	100.0%	$82,650,859	100.0%

Certificates of deposit scheduled maturities are as follows:

	At December 31, 2012	At December 31, 2011
Period to Maturity:
Less than or equal to one year	$18,013,517	$16,227,307
More than one to two years	3,377,826	12,842,171
More than two to three years	5,396,236	1,980,292
More than three to four years	3,037,702	1,781,697
More than four to five years	7,177,550	3,224,377

Total certificates of deposit	$37,002,831	$36,055,844

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 8.	Borrowings

The Company has a credit line with the FHLBA, with a maximum borrowing limit of 10% of the Bank’s total assets, as determined on a quarterly basis. The maximum borrowing availability is also limited to approximately 76% of the unpaid principal balance of qualifying residential mortgage loans. The FHLBA has a blanket floating lien on the Company’s residential mortgage portfolio and FHLBA stock as collateral for the outstanding advances.

Advance Amount		Rate	Maturity Date	December 31, 2012	December 31, 2011
$5,000,000	(1)	2.29%	8/12/2018	$5,000,000	$5,000,000
1,500,000		0.21%	3/29/2013	1,500,000	—

				$6,500,000	$5,000,000

Unused available line of credit				$3,440,000	$4,000,000

(1)	callable quarterly by the FHLBA.

At December 31, 2012, the scheduled maturities of the FHLBA advances are as follows:

Years ending December 31:
2013	$1,500,000
2014	—
2015	—
2016	—
2017	—
Thereafter	5,000,000

$6,500,000

At December 31, 2012, the Company had availability of $6 million with various correspondent banks for short term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 2012 and 2011 under these facilities.

Note 9.	Income Taxes

Income tax (benefit) expense consisted of the following components:

	For Years Ended December 31,
	2012	2011
Current (benefit) expense:
Federal	$(15,865)	$(70,522)
State	(4,196)	(18,299)

	(20,061)	(88,821)
Deferred (benefit) expense:
Federal	(53,682)	53,392
State	(14,197)	14,120

	(67,879)	67,512

Total income tax (benefit) expense	$(87,940)	$(21,309)

A reconciliation of the statutory income tax rate of 34% to the income tax expense (benefit) included in the statements of operations is as follows:

	For Years Ended December 31,
	2012		2011
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Expected tax at federal statutory rate	$(51,218)	34.00%	$(350)	34.00%
State income tax, net of federal income tax benefit	12,139	–8.06%	(2,758)	268.03%
BOLI income	(21,310)	14.15%	(18,027)	1751.90%
Other	(27,551)	18.29%	(174)	16.91%

Total income tax (benefit) expense	$(87,940)	58.38%	$(21,309)	2070.84%

The components of the net deferred tax assets are as follows:

	At December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$338,172	$234,333
OREO Reserve	43,342	47,301
Net operating loss carryforward	75,742	39,280
Contribution carryforward	11,329	6,150
Reserve for nonaccrual interest	5,542	5,777
Deferred loan origination fees / costs	—	3,882

Total deferred tax assets	474,127	336,723

Deferred tax liabilities:
Deferred loan origination fees / costs	(36,872)	—
Federal Home Loan Bank stock dividends	(22,329)	(22,329)
Net unrealized gains on securities available for sale	(45,921)	(32,078)
Depreciation on premises and equipment	(13,045)	(15,442)

Total deferred tax liabilities	(118,167)	(69,849)

Net deferred tax assets	$355,960	$266,874

As of December 31, 2012, the Bank had net operating loss carryforwards of approximately $76,000 which begin to expire in 2031. These net operating loss carryforwards may be used to offset future income taxes payable, however the Bank may be subject to alternative minimum tax. Their realization is dependent on future taxable income and may be subject to limits under IRC Section 382.

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for years through December 31, 1987. If the amounts which qualified as deductions for income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to income tax at the then current corporate rate. Retained earnings at December 31, 2012 and 2011 include $655,000 of such bad debt deductions for which no provision for income tax has been provided.

In assessing whether the Company will be able to realize the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2012 and 2011.

As of December 31, 2012, the Company did not have any uncertain tax positions. Interest and penalties associated with tax liabilities would be classified as additional income taxes in the statement of operations. As of December 31, 2012, tax years ended December 31, 2009 through December 31, 2012 remain open and are subject to Federal and State taxing authority examination.

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

Outstanding loan commitments and lines of credit at December 31, 2012 and 2011 are as follows:

	2012	2011
Commitments to extend credit:
Consumer loans	$314,750	$13,000
Commercial loans	935,000	1,075,000

	1,249,750	1,088,000

Commitments under available lines of credit:
Consumer loans	3,355,394	1,203,418
Commercial loans	2,044,520	1,245,354

	5,399,914	2,448,772

Total Commitments	$6,649,664	$3,536,772

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2012 or 2011 as a liability for credit loss related to these commitments.

Note 11.	Employee Benefit Plan

The Company has a 401(k) profit sharing plan in which a majority of employees participate. Employees of the Bank, who are 21 years of age or older, are eligible to participate in the plan (“Participants”). Participants may contribute up to 100% of their annual compensation to the plan on a pre-tax basis, subject to limits prescribed by federal tax law. Carroll Community Bank may make a discretionary 401(k) match (as approved by the Board of Directors) equal to a percentage of eligible compensation as to Participants who have completed at least one year of service and worked at least 1,000 hours during the plan year. Employer contributions vest 100% after three years of credited service and are 0% vested prior to such time. Participants are always 100% vested in their salary deferrals. Participants will also become 100% vested in the employer contributions allocated to their accounts upon attainment of normal retirement age or in the event of the Participant’s death or disability. Participants may invest their accounts in the investment options provided under the 401(k) plan. Participants may borrow up to 50% of their vested interest (subject to a minimum of $1,000 and a maximum during any 12-month period of $50,000). The loan must be repaid within five years. Participants may request a withdrawal from their accounts in the event they incur a financial hardship. A Participant will become eligible for distribution of his or her plan benefit upon termination of employment and a Participant that satisfies certain eligibility requirements may request distributions of certain portions of their account balance while employed. Participants may elect to receive payments of their benefits in a lump sum or, provided that their account balance equals or exceeds $1,000, that the amount in their accounts be rolled over into another qualified retirement plan. During the year ended December 31, 2012, the Bank matched 50% up to 3% of an employee’s eligible earnings for a total of $15,064. The Bank did not contribute to the 401(k) Plan in 2011.

Note 12.	Employee Stock Ownership Plan.

In connection with the conversion to stock form on October 12, 2011, the Company established an employee stock ownership plan (“ESOP”) for eligible employees. The ESOP borrowed $215,670 from the Company and used those funds to acquire 21,567 shares or 6% of the total number of shares issued and sold in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends payable on stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest Prime rate, as published in The Wall Street Journal. The interest rate will adjust monthly and will be the Prime rate on the first business day of the calendar month. The interest rate on the loan is 3.25% as of December 31, 2012.

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

Participants will vest in their accounts 20% after each year of service and become 100% vested upon the completion of five years of service. Participants who were employed by the Bank immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the ESOP upon separation from service. Forfeitures will be reallocated to remaining plan participants.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and shares become outstanding for earnings per share computations. ESOP compensation expense for the year ended December 31, 2012 and 2011 was $10,990 and $10,784, respectively.

Shares held by the ESOP trust at December 31, 2012 and 2011 are as follows:

	At December 31, 2012	At December 31, 2011
Allocated shares	2,157	1,078
Unallocated shares	19,410	20,489

Total ESOP shares	21,567	21,567

Fair value of unallocated shares	$197,012	$210,012

Note 13.	Earnings per Share

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

	For The Twelve Months Ended December 31, 2012	For The Twelve Months Ended December 31, 2011

Net (loss) income	$(62,703)	$20,280

Weighted average common shares outstanding	338,970	337,916

Earnings per common share, basic	$(0.19)	$0.06

Note 14.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. The activity for related party loans for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Balance, beginning of year	$680,311	$453,079
Additions	64,345	264,000
Payments	(93,442)	(36,768)
Change in status(1)	(156,471)	—

Balance, end of year	$494,743	$680,311

(1)	One loan was no longer considered a related party transaction due to the retirement of a director.

Note 15.	Fair Value Measurements

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at December 31, 2012 and 2011:

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$10,440,187	$—	$10,440,187	$—
Asset-backed securities (SLMA)	956,242	—	956,242	—

Total securities available for sale	$11,396,429	$—	$11,396,429	$—

	At December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$13,722,119	$—	$13,722,119	$—
Asset-backed securities (SLMA)	—	—	—	—

Total securities available for sale	$13,722,119	$—	$13,722,119	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at December 31, 2012 and 2011:

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$677,648	$—	$—	$677,648
Residential owner occupied - junior lien	—	—	—	—

Total nonperforming impaired loans	$677,648	$—	$—	$677,648

Foreclosed real estate	$788,619	$—	$—	$788,619

	At December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$618,953	$—	$—	$618,953
Residential owner occupied - junior lien	19,992	—	—	19,992

Total nonperforming impaired loans	$638,945	$—	$—	$638,945

Foreclosed real estate	$1,773,200	$—	$—	$1,773,200

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2011	$2,915,981	$190,000
Total realized and unrealized gains (losses):
Included in net income	(233,831)	(107,400)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(622,365)	—
Transfers in and/or out of Level 3	(1,420,840)	1,690,600

Balance, December 31, 2011	$638,945	$1,773,200

Total realized and unrealized gains (losses):
Included in net income	(161,610)	(79,756)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(47,667)	(1,210,065)
Transfers in and/or out of Level 3	247,980	305,240

Balance, December 31, 2012	$677,648	$788,619

The methods and assumptions used to estimate the fair values, including items in the above tables, are included in the disclosures that follow.

Certificates of Deposit with Depository Institutions (Carried at Cost). The carrying amounts of the certificates of deposit approximate fair value.

Securities Available for Sale (Carried at Fair Value). Where quoted prices are available in an active market, securities available for sale are classified within Level 1 of the valuation hierarchy. Level 1 would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, securities available for sale are classified within level 2 and fair value values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities available for sale are classified within Level 3 of the valuation hierarchy.

Securities Held to Maturity (Carried at Amortized Cost). Where quoted prices are available in an active market, securities held to maturity are classified within Level 1 of the valuation hierarchy. Level 1 would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, securities held to maturity are classified within level 2 and fair value values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities held to maturity are classified within Level 3 of the valuation hierarchy.

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

Bank-Owned Life Insurance (Carried at Surrender Value). The carrying amount of the life insurance policies is based on the accumulated cash surrender value of each policy.

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

Off-Balance Sheet Credit-Related Instruments (Disclosures at Cost). Fair values for off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

The estimated fair values of the Company’s financial instruments were as follows:

	At December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,600,130	$2,600,130	$—	$2,600,130	$—
Securities available for sale	11,396,429	11,396,429	—	11,396,429	—
Securities held to maturity	—	—	—	—	—
Loans, net of allowance for loan losses	77,882,905	80,821,000	—	—	80,821,000
Foreclosed assets	788,619	788,619	—	—	788,619
Bank-owned life insurance	1,929,045	1,929,045	—	1,929,045	—
Other equity securities	585,496	585,496	—	—	585,496

Financial instruments - liabilities:
Deposits	$87,453,066	$84,987,000	$—	$84,987,000	$—
Federal Home Loan Bank advances	6,500,000	6,879,000	—	6,879,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2011
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,998,186	$1,998,186	$—	$1,998,186	$—
Securities available for sale	13,722,119	13,722,119	—	13,722,119	—
Securities held to maturity	1,458,396	1,485,718	—	1,485,718	—
Loans, net of allowance for loan losses	63,586,917	65,416,000	—	—	65,416,000
Foreclosed assets	1,773,200	1,773,200	—	—	1,773,200
Bank-owned life insurance	1,466,368	1,466,368	—	1,466,368	—
Other equity securities	526,396	526,396	—	—	526,396

Financial instruments - liabilities:
Deposits	$82,650,859	$79,586,000	$—	$79,586,000	$—
Federal Home Loan Bank advances	5,000,000	5,339,000	—	5,339,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 16.	Regulatory Matters and Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of December 31, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the table below:

	At December 31, 2012
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,464	13.4%	$5,047	8.0%	$6,309	10.0%
Tier 1 capital (to risk-weighted assets)	7,675	12.2%	2,523	4.0%	3,785	6.0%
Tier 1 capital (to average assets)	7,675	7.6%	4,064	4.0%	5,080	5.0%
Tangible capital (to tangible assets)	8,028	7.8%	1,538	1.5%	N/A	N/A

	At December 31, 2011
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,485	16.7%	$4,071	8.0%	$5,089	10.0%
Tier 1 capital (to risk-weighted assets)	7,891	15.5%	2,036	4.0%	3,054	6.0%
Tier 1 capital (to average assets)	7,891	8.2%	3,856	4.0%	4,820	5.0%
Tangible capital (to tangible assets)	8,066	8.4%	1,444	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At December 31,
	2012	2011
Consolidated GAAP equity	$8,468	$8,499
Consolidated equity in excess of Bank equity	(440)	(433)

Bank GAAP equity - Tangible capital	8,028	8,066
Accumulated other comprehensive (income) loss, net of tax	(69)	(48)
Disallowed deferred tax assets	(284)	(127)

Tier 1 capital	7,675	7,891
Allowance for loan losses (1.25% of risk-weighted assets)	789	594

Total risk-based capital	$8,464	$8,485

Note 17.	Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Carroll Bancorp, Inc.

Condensed Balance Sheet

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$245,536	$228,094
Loan Receivable - ESOP	194,103	204,887
Investment in bank subsidiary	8,028,192	8,065,799

Total Assets	$8,467,831	$8,498,780

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 at December 31, 2012 and 2011, respectively	3,595	3,595
Additional paid-in capital	2,884,039	2,883,833
Unearned ESOP shares	(194,103)	(204,887)
Retained earnings	5,705,419	5,768,122
Accumulated other comprehensive income	68,881	48,117

Total stockholders’ equity	8,467,831	8,498,780

Total liabilities and stockholders’ equity	$8,467,831	$8,498,780

Condensed Statement of Operations

	For the Period Ending December 31, 2012	For the Period Ending December 31, 2011
Loan Receivable - ESOP	$6,658	$1,553
Dividends from bank subsidiary	—	—

Total income	6,658	1,553
Non-interest expense	—	—

Income before income tax expense	6,658	1,553
Income tax expense	—	—

Net income before equity in net loss of bank subsidiary	6,658	1,553
Equity in net (loss) income of bank subsidiary	(69,361)	18,727

Net (loss) income	$(62,703)	$20,280

Condensed Statement of Cash Flows

	For the Period Ending December 31, 2012	For the Period Ending December 31, 2011
Cash flows from operating activities:
Net (loss) income	$(62,703)	$20,280
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of bank subsidiary	69,361	(18,727)

Net cash provided by operating activities	6,658	1,553
Cash flows from investing activities:
Investment in bank subsidiary	—	(2,456,000)
ESOP loan principal collections	10,784	10,783

Net cash used by investing activities	10,784	(2,445,217)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	—	2,671,758

Net cash provided by financing activities	—	2,671,758

Net decrease in cash and cash equivalents	17,442	228,094
Cash and cash equivalents, beginning balance	228,094	—

Cash and cash equivalents, ending balance	$245,536	$228,094

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there have been no changes in Carroll Bancorp, Inc.’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Carroll Bancorp, Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Carroll Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

The remaining information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Proposal I—Election of Directors” and “Beneficial Ownership Of Common Stock By Certain Beneficial Owners And Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal I—Election of Directors—Directors Compensation” and “Proposal I—Election of Directors—Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Beneficial Ownership Of Common Stock By Certain Beneficial Owners And Executive Officers” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3.1*	Amended & Restated Articles of Incorporation of Carroll Bancorp, Inc.

3.2*	Bylaws of Carroll Bancorp, Inc.

4^	Form of common stock certificate of Carroll Bancorp, Inc.

10.1*	Carroll Community Bank Employee Stock Ownership Plan

10.2^ +	Employment Agreement between Carroll Bancorp, Inc., Carroll Community Bank and Russell J. Grimes dated October 12, 2011

10.3* +	Form of Change in Control Agreement with Michael J. Gallina, Tina M. Blankenship, Donna M. Frederick and George Peck

10.5*	Records Processing Services Agreement between Carroll Community Bank and Stifel, Nicolaus & Company, Incorporated

10.6*	Shopping Center Lease by and between Washington Real Estate Investment Trust and Carroll Community Bank

10.7+	Carroll Bancorp, Inc. 2011 Stock Option Plan (Incorporated by reference from Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on March 9, 2012, file no. 000-54422)

10.8+	Carroll Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement (Incorporated by reference from Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on March 9, 2012, file no. 000-54422)

10.9# +	Form of Non-Qualified Stock Option Grant Agreement under the Carroll Bancorp, Inc. 2011 Stock Option Plan

10.10# +	Form of Incentive Option Grant Agreement under the Carroll Bancorp, Inc. 2011 Stock Option Plan

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Management compensatory plan, contract or arrangement
*	Incorporated by reference from Carroll Bancorp, Inc.’s Registration Statement on Form S-1, as amended, File No. 333-172770, originally filed with the U.S. Securities and Exchange Commission on March 11, 2011.
^	Incorporated by reference from Carroll Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 000-54422, filed with the U.S. Securities and Exchange Commission on March 9, 2012.
#	Incorporated by reference from Carroll Bancorp, Inc.’s Registration Statement on Form S-8, File No. 333-186267, filed with the U.S. Securities and Exchange Commission on January 29, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL BANCORP, INC.

By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Russell J. Grimes Russell J. Grimes	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2013

/s/ Michael J. Gallina Michael J. Gallina	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2013

/s/ C. Todd Brown C. Todd Brown	Chairman of the Board	March 8, 2013

/s/ R. Wayne Barnes R. Wayne Barnes	Director	March 8, 2013

/s/ Gilbert L. Fleming Gilbert L. Fleming	Director	March 8, 2013

/s/ Brian L. Haight Brian L. Haight	Vice-Chairman	March 8, 2013

/s/ Nancy L. Parker Nancy L. Parker	Director	March 8, 2013

/s/ Robin L. Weisse Robin L. Weisse	Director	March 8, 2013

/s/ Mark S. Zinnamosca Mark S. Zinnamosca	Director	March 8, 2013