Form 10-Q
period 2013-03-31
Carroll Bancorp, Inc.
filed 2013-05-13
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-54422

CARROLL BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	27-5463184
(State or other jurisdictionof incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 359,456 shares of common stock outstanding at May 10, 2013.

CARROLL BANCORP, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets:
Cash and due from banks	$1,432,970	$1,402,533
Interest-bearing deposits with depository institutions	4,743,655	3,468,641

Cash and cash equivalents	6,176,625	4,871,174
Certificates of deposit with depository institutions	2,600,185	2,600,130
Securities available for sale, at fair value	10,196,268	11,396,429
Loans, net of allowance for loan losses - March 31, 2013 $813,000 and December 31, 2012 $859,000	81,697,406	77,882,905
Accrued interest receivable	318,247	296,949
Other equity securities, at cost	564,196	585,496
Bank-owned life insurance	1,944,634	1,929,045
Premises and equipment, net	1,390,629	1,345,409
Foreclosed assets	567,119	788,619
Other assets	751,299	835,792

Total Assets	$106,206,608	$102,531,948

Liabilities:
Deposits
Noninterest-bearing	$4,421,846	$3,491,050
Interest-bearing	86,703,940	83,962,016

Total deposits	91,125,786	87,453,066
Advances from the Federal Home Loan Bank	6,500,000	6,500,000
Other liabilities	108,128	111,051

Total liabilities	97,733,914	94,064,117

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 shares at March 31, 2013 and December 31, 2012, respectively	3,595	3,595
Additional paid-in capital	2,884,039	2,884,039
Unallocated ESOP shares	(194,103)	(194,103)
Unallocated RSP shares	(34,875)	—
Retained earnings	5,755,985	5,705,419
Accumulated other comprehensive income	58,053	68,881

Total stockholders’ equity	8,472,694	8,467,831

Total liabilities and stockholders’ equity	$106,206,608	$102,531,948

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Interest income:
Loans	$1,041,156	$879,407
Securities available for sale	19,898	70,124
Securities held to maturity	—	8,007
Certificates of deposit	9,486	6,960
Interest-bearing deposits	5,063	5,506

Total interest income	1,075,603	970,004
Interest expense:
Interest on deposits	205,160	230,106
Interest on borrowings	29,431	28,943

Total interest expense	234,591	259,049

Net interest income	841,012	710,955
Provision for loan losses	28,303	5,196

Net interest income after provision for loan losses	812,709	705,759

Non-interest income:
Gain on sale of securities	9,550	25,246
Gain on loans held for sale	6,535	1,450
Increase in cash surrender value - life insurance	15,589	12,544
Customer service fees	17,943	16,456
Loan fee income	12,224	9,776
Other income	2,528	11,929

Total non-interest income	64,369	77,401
Non-interest expense:
Salaries and employee benefits	389,907	357,805
Premises and equipment	75,160	73,986
Data processing	93,995	84,583
Professional fees	73,195	81,065
FDIC insurance	22,363	22,878
Directors’ fees	35,175	30,850
Corporate insurance	9,243	11,667
Printing and office supplies	10,011	9,631
Provision for losses and costs on real estate acquired through foreclosure	12,356	35,316
Other operating expenses	94,884	39,144

Total non-interest expenses	816,289	746,925
Income before income tax expense	60,789	36,235
Income tax expense	10,223	9,345

Net income	$50,566	$26,890

Basic/diluted earnings per share	$0.15	$0.08

Basic/diluted weighted average shares outstanding	340,046	338,967

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net income	$50,566	$26,890

Other comprehensive income, before income tax:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period	(8,497)	65,742
Less reclassification adjustment for gains included in net income	9,550	25,246

Other comprehensive (loss) income, before income tax	(18,047)	40,496
Income tax effect	(7,219)	16,198

Other comprehensive (loss) income, net of tax	(10,828)	24,298

Total comprehensive income	$39,738	$51,188

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2013 and 2012

(unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	ESOP	RSP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income	Total

Balances at January 1, 2013	$3,595	$2,884,039	$(194,103)	$—	$5,705,419	$68,881	$8,467,831
Net income					50,566		50,566
Other comprehensive income						(10,828)	(10,828)
Common stock acquired by RSP				(34,875)			(34,875)

Balances at March 31, 2013	$3,595	$2,884,039	$(194,103)	$(34,875)	$5,755,985	$58,053	$8,472,694

Balances at January 1, 2012	$3,595	$2,883,833	$(204,887)	$—	$5,768,122	$48,117	$8,498,780
Net income					26,890		26,890
Other comprehensive income						24,298	24,298
ESOP allocated shares FMV adjustment		183					183

Balances at March 31, 2012	$3,595	$2,884,016	$(204,887)	$—	$5,795,012	$72,415	$8,550,151

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$50,566	$26,890
Adjustments to reconcile net income to net cash provided (used by) by operating activities:
Gain on sale of securities available for sale	(9,550)	(25,246)
Gain on sale of loans held for sale	(6,535)	(1,450)
Origination of loans held for sale	(367,000)	(128,000)
Proceeds from sale of loans held for sale	373,535	129,450
Amortization and accretion of securities	66,024	58,634
Amortization of deferred loan origination fees, net of costs	14,529	703
Provision for loan losses	28,303	5,196
Provision for loss on real estate acquired through foreclosure	10,000	4,965
(Gain) loss on sale of real estate acquired through foreclosure	(1,888)	10,525
Depreciation of premises and equipment	32,887	33,618
Increase in cash surrender value of bank-owned life insurance	(15,589)	(12,544)
Decrease in deferred tax assets	17,567	10,067
Increase in accrued interest receivable	(21,298)	(17,246)
Decrease (increase) in other assets	74,144	(1,086,813)
(Decrease) increase in other liabilities	(2,923)	415

Net cash provided (used by) operating activities	242,772	(990,836)
Cash flows from investing activities:
Purchase of securities available for sale	(1,293,480)	(7,295,618)
Proceeds from sales and redemptions of securities available for sale	1,380,858	2,562,826
Principal collected on securities available for sale	1,038,209	794,021
Redemption of certificates of deposit	—	250,000
Increase in loans	(3,857,334)	(100,696)
Purchase of common stock for RSP	(34,875)	—
Purchase of bank-owned life insurance	—	(400,000)
Purchase of premises and equipment	(78,107)	(7,914)
Redemption of other equity securities	21,300	—
Capitalized costs on real estate acquired through foreclosure	—	(42,756)
Proceeds from the sale of real estate aquired through foreclosure	213,388	429,425

Net cash used by investing activities	(2,610,041)	(3,810,712)
Cash flows from financing activities:
Increase in deposits	3,672,720	546,198

Net cash provided by financing activities	3,672,720	546,198

Net increase (decrease) in cash and cash equivalents	1,305,451	(4,255,350)
Cash and cash equivalents, beginning balance	4,871,174	9,184,483

Cash and cash equivalents, ending balance	$6,176,625	$4,929,133

Supplemental disclosure of cash flow information:
Interest paid	$234,385	$259,242
Income taxes (refund) paid	$(30,859)	$—

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$—	$—

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

Carroll Bancorp, Inc. a Maryland corporation (the “Company”) was incorporated on February 18, 2011, to serve as the holding company for Carroll Community Bank (the “Bank”), a state chartered commercial bank. On October 12, 2011, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a Maryland chartered mutual savings bank to a state chartered commercial bank. The conversion was accomplished through formation of the Company to serve as the holding company of the Bank, the sale and issuance of 359,456 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $2,671,758, net of offering expenses and share purchase by the employee stock ownership plan (“ESOP”) totaling an aggregate of $922,803, and the issuance of shares of common stock of the Bank to the Company. Approximately 85% of the net proceeds of the offering, or $2,456,000, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion, the Bank’s Board of Directors adopted an ESOP which subscribed for 6% of the number of shares, or 21,567 shares, of common stock sold in the offering. The Company’s common stock began trading on the Over the Counter Bulletin Board under the symbol “CROL” on October 12, 2011.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in foreclosure or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year method of presentation. Such reclassifications have no effect on net income.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that pertain to the Company’s consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale at March 31, 2013 and December 31, 2012 are as follows:

	At March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$9,017,817	$95,441	$—	$9,113,258
Asset-backed securities (SLMA)	908,359	4,759	—	913,118
Municipal bonds	173,337	—	3,445	169,892

	$10,099,513	$100,200	$3,445	$10,196,268

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$10,330,920	$109,344	$77	$10,440,187
Asset-backed securities (SLMA)	950,707	5,535	—	956,242

	$11,281,627	$114,879	$77	$11,396,429

The Bank had no private label residential mortgage-backed securities at March 31, 2013 and December 31, 2012 or during the three months or year then ended, respectively.

The amortized cost and fair value of securities available for sale at March 31, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2013		At December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	748,947	753,545	—	—
After 5 years through 10 years	4,172,236	4,216,447	6,132,380	6,196,969
Over 10 years	5,178,330	5,226,276	5,149,247	5,199,460

	$10,099,513	$10,196,268	$11,281,627	$11,396,429

The Bank sold $1.4 million and $2.6 million, respectively, in securities available for sale during the three months ended March 31, 2013 and 2012. From those sale transactions, the Bank recognized gross realized gains of $9,550 and $25,246, respectively, for the same periods.

Securities with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Asset-backed securities (SLMA)	—	—	—	—	—	—
Municipal bonds	169,892	3,445	—	—	169,892	3,445

	$169,892	$3,445	$—	$—	$169,892	$3,445

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$861,385	$77	$—	$—	$861,385	$77
Asset-backed securities (SLMA)	—	—			—	—

	$861,385	$77	$—	$—	$861,385	$77

At March 31, 2013 and December 31, 2012, respectively, the carrying amount of securities pledged as collateral for uninsured public fund deposits was $550,000.

Note 3.	Loans

Loans at March 31, 2013 and December 31, 2012 are summarized as follows:

	At March 31, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total

Residential owner occupied - first lien	$38,856,243	47.2%	$38,896,089	49.4%
Residential owner occupied - junior lien	6,042,005	7.3%	5,251,002	6.7%
Residential non-owner occupied (investor)	9,346,737	11.4%	8,276,068	10.5%
Commercial owner occupied	7,526,107	9.1%	7,143,738	9.1%
Other commercial loans	20,446,228	24.8%	18,935,142	24.1%
Consumer loans	194,493	0.2%	151,427	0.2%

Total loans	82,411,813	100.0%	78,653,466	100.0%

Net deferred fees, costs and purchase premiums	98,593		88,439
Allowance for loan losses	(813,000)		(859,000)

Total loans, net	$81,697,406		$77,882,905

Our residential one- to four-family first lien mortgage loan portfolio is pledged as collateral for our advances with Federal Home Loan Bank of Atlanta (“FHLB”).

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

The Company provides for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

1)	specific allowances are established for loans classified as substandard, if impaired, or doubtful. For impaired loans, an allowance is established when the net realizable value (collateral value less costs to sell) of the loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

2)	general allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan segment. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is determined on a loan by loan basis for all loans secured by real estate.

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

Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Therefore, we expect that the percentage of the allowance for loan losses as a percentage of the loan portfolio will increase going forward as we increase our focus on the origination of commercial real estate loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000
Charge-offs	74,303	—	—	—	—	—	74,303
Recoveries	—	—	—	—	—	—	—
Provision	5,720	2,762	3,739	3,090	12,992	—	28,303

Ending Balance	$242,282	$27,914	$239,120	$72,526	$231,158	$—	$813,000

	For the Three Months Ended March 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$334,087	$32,180	$69,025	$33,076	$125,632	$—	$594,000
Charge-offs	54,204	19,992	—	—	—	—	74,196
Recoveries	—	—	—	—	—	—	—
Provision	(16,651)	6,896	(2,849)	(1,733)	19,533	—	5,196

Ending Balance	$263,232	$19,084	$66,176	$31,343	$145,165	$—	$525,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$173,501	$—	$—	$—	$173,501

Ending balance: collectively evaluated for impairment	$242,282	$27,914	$65,619	$72,526	$231,158	$—	$639,499

Loans:
Ending balance	$38,856,243	$6,042,005	$9,346,737	$7,526,107	$20,446,228	$194,493	$82,411,813

Ending balance: individually evaluated for impairment	$329,258	$—	$1,250,539	$—	$—	$—	$1,579,797

Ending balance: collectively evaluated for impairment	$38,526,985	$6,042,005	$8,096,198	$7,526,107	$20,446,228	$194,493	$80,832,016

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$84,303	$—	$173,501	$—	$—	$—	$257,804

Ending balance: collectively evaluated for impairment	$226,562	$25,152	$61,880	$69,436	$218,166	$—	$601,196

Loans:
Ending balance	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

Ending balance: individually evaluated for impairment	$405,147	$—	$272,501	$—	$—	$—	$677,648

Ending balance: collectively evaluated for impairment	$38,387,942	$5,251,002	$8,003,567	$7,143,738	$18,935,142	$254,427	$77,975,818

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment as of March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$38,526,985	$6,042,005	$8,096,198	$7,282,008	$20,446,228	$194,493	$80,587,917
Special Mention	—	—	—	244,099	—	—	244,099
Substandard	329,258	—	1,250,539	—	—	—	1,579,797
Doubtful	—	—	—	—	—	—	—

Total	$38,856,243	$6,042,005	$9,346,737	$7,526,107	$20,446,228	$194,493	$82,411,813

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$38,387,942	$5,251,002	$7,768,867	$6,897,295	$18,935,142	$254,427	$77,494,675
Special Mention	—	—	234,700	246,443	—	—	481,143
Substandard	405,147	—	272,501	—	—	—	677,648
Doubtful	—	—	—	—	—	—	—

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment as of March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,427,296	$5,819,141	$8,718,784	$7,526,107	$20,446,228	$194,493	$81,132,049

30-59 days past due	99,689	167,371	—	—	—	—	267,060
60-89 days past due	—	55,493	272,501	—	—	—	327,994
Greater than 90 days past due	329,258	—	355,452	—	—	—	684,710

Total past due	428,947	222,864	627,953	—	—	—	1,279,764

Total	$38,856,243	$6,042,005	$9,346,737	$7,526,107	$20,446,228	$194,493	$82,411,813

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,033,114	$5,122,006	$8,276,068	$7,143,738	$18,935,142	$254,427	$77,764,495

30-59 days past due	—	128,996	—	—	—	—	128,996
60-89 days past due	354,828	—	—	—	—	—	354,828
Greater than 90 days past due	405,147	—	—	—	—	—	405,147

Total past due	759,975	128,996	—	—	—	—	888,971

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

The following tables are a summary of impaired loans by portfolio segment as of March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired Loans:
With no related allowance recorded:
Recorded Investment	$245,000	$—	$130,664	$—	$—	$—	$375,664
Unpaid Principal Balance	406,717	—	130,664	—	—	—	537,381

With an allowance recorded:
Recorded Investment	$—	$—	$272,501	$—	$—	$—	$272,501
Unpaid Principal Balance	—	—	272,501	—	—	—	272,501
Related Allowance	—	—	173,501	—	—	—	173,501

Total impaired loans:
Recorded Investment	$245,000	$—	$403,165	$—	$—	$—	$648,165
Unpaid Principal Balance	406,717	—	403,165	—	—	—	809,882
Related Allowance	—	—	173,501	—	—	—	173,501

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired Loans:
With no related allowance recorded:
Recorded Investment	$310,844	$—	$—	$—	$—	$—	$310,844
Unpaid Principal Balance	398,257	—	—	—	—	—	398,257

With an allowance recorded:
Recorded Investment	$94,303	$—	$272,501	$—	$—	$—	$366,804
Unpaid Principal Balance	94,303	—	272,501	—	—	—	366,804
Related Allowance	84,303	—	173,501	—	—	—	257,804

Total impaired loans:
Recorded Investment	$405,147	$—	$272,501	$—	$—	$—	$677,648
Unpaid Principal Balance	492,560	—	272,501	—	—	—	765,061
Related Allowance	84,303	—	173,501	—	—	—	257,804

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired loans:
With no related allowance recorded:
Average recorded investment	$267,922	$—	$—	$—	$—	$—	$267,922
Interest income that would have been recognized	4,002	—	—	—	—	—	4,002
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	4,002	—	—	—	—	—	4,002

With an allowance recorded:
Average recorded investment	$94,303	$—	$272,501	$—	$—	$—	$366,804
Interest income that would have been recognized	1,485	—	3,905	—	—	—	5,390
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	1,485	—	3,905	—	—	—	5,390

Total impaired loans:
Average recorded investment	$362,225	$—	$272,501	$—	$—	$—	$634,726
Interest income that would have been recognized	5,487	—	3,905	—	—	—	9,392
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	5,487	—	3,905	—	—	—	9,392

	For the Three Months Ended March 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Impaired loans:
With no related allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	—	—	—	—	—	—	—

With an allowance recorded:
Average recorded investment	$544,729	$19,992	$—	$—	$—	$—	$564,721
Interest income that would have been recognized	6,908	311	—	—	—	—	7,219
Interest income recognized (cash basis)	2,451	—	—	—	—	—	2,451
Interest income foregone	4,457	311	—	—	—	—	4,768

Total impaired loans:
Average recorded investment	$544,729	$19,992	$—	$—	$—	$—	$564,721
Interest income that would have been recognized	6,908	311	—	—	—	—	7,219
Interest income recognized (cash basis)	2,451	—	—	—	—	—	2,451
Interest income foregone	4,457	311	—	—	—	—	4,768

The following table is a summary of performing and nonperforming impaired loans by portfolio segment as of March 31, 2013 and December 31, 2012:

	At March 31,	At December 31,
	2013	2012
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	799,374
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	—	799,374

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	245,000	405,147
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	272,501	272,501
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	130,664	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	648,165	677,648

Total impaired loans	$648,165	$1,477,022

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

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the three months ended March 31, 2013 and 2012:

Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	During the Three Months Ended March 31, 2013

Residential non-owner occupied (investor)	1	$127,675	$130,664

	During the Three Months Ended March 31, 2012

Residential real estate mortgage	1	$296,992	$296,992

There were no defaults on any TDRs, which were restructured within the previous twelve months, during the three months ending March 31, 2013 or March 31, 2012.

Note 5.	Deposits

Deposits were comprised of the following at March 31, 2013 and December 31, 2012:

	At March 31, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking accounts	$4,421,846	4.9%	$3,491,050	4.0%
Interest-bearing checking accounts	4,023,062	4.4%	3,931,363	4.5%
Savings accounts	2,751,385	3.0%	1,942,516	2.2%
Premium savings accounts	23,858,557	26.2%	22,942,268	26.2%
Money market accounts	9,629,459	10.6%	7,925,721	9.1%
IRA accounts, non-certificate	9,652,466	10.6%	10,217,317	11.7%
Certificates of deposit	36,789,011	40.3%	37,002,831	42.3%

Total deposits	$91,125,786	100.0%	$87,453,066	100.0%

Certificates of deposit scheduled maturities are as follows:

	At March 31, 2013	At December 31, 2012
Period to Maturity:
Less than or equal to one year	$15,652,145	$18,013,517
More than one to two years	4,952,500	3,377,826
More than two to three years	5,515,462	5,396,236
More than three to four years	5,124,999	3,037,702
More than four to five years	5,543,905	7,177,550

Total certificates of deposit	$36,789,011	$37,002,831

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 6.	Fair Value Measurements

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

Simultaneously with the adoption of ASC 825, the Bank adopted ASC 820, Fair Value Measurement. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below.

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

Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Bank records the foreclosed asset as nonrecurring Level 3.

The following table presents a summary of financial assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$9,113,258	$—	$9,113,258	$—
Asset-backed securities (SLMA)	913,118	—	913,118	—
Municipal bonds	169,892	—	169,892	—

Total securities available for sale	$10,196,268	$—	$10,196,268	$—

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$10,440,187	$—	$10,440,187	$—
Asset-backed securities (SLMA)	956,242	—	956,242	—

Total securities available for sale	$11,396,429	$—	$11,396,429	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$245,000	$—	$—	$245,000
Residential non-owner occupied (investor)	403,165	—	—	403,165

Total nonperforming impaired loans	$648,165	$—	$—	$648,165

Foreclosed real estate	$567,119	$—	$—	$567,119

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$405,147	$—	$—	$405,147
Residential non-owner occupied (investor)	272,501	—	—	272,501

Total nonperforming impaired loans	$677,648	$—	$—	$677,648

Foreclosed real estate	$788,619	$—	$—	$788,619

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2012	$638,945	$1,773,200
Total realized and unrealized gains (losses):
Included in net income	(161,610)	(79,756)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(47,667)	(1,210,065)
Transfers in and/or out of Level 3	247,980	305,240

Balance, December 31, 2012	$677,648	$788,619

Total realized and unrealized gains (losses):
Included in net income	(74,303)	(10,000)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(1,585)	(211,500)
Transfers in and/or out of Level 3	46,405	—

Balance, March 31, 2013	$648,165	$567,119

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

The estimated fair values of the Company’s financial instruments were as follows:

	At March 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,600,185	$2,600,185	$—	$2,600,185	$—
Securities available for sale	10,196,268	10,196,268	—	10,196,268	—
Loans, net of allowance for loan losses	81,697,406	84,730,000	—	—	84,730,000
Foreclosed assets	567,119	567,119	—	—	567,119
Bank-owned life insurance	1,944,634	1,944,634	—	1,944,634	—
Other equity securities	564,196	564,196	—	—	564,196

Financial instruments - liabilities:
Deposits	$91,125,786	$87,540,000	$—	$87,540,000	$—
Federal Home Loan Bank advances	6,500,000	6,858,000	—	6,858,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,600,130	$2,600,130	$—	$2,600,130	$—
Securities available for sale	11,396,429	11,396,429	—	11,396,429	—
Loans, net of allowance for loan losses	77,882,905	80,821,000	—	—	80,821,000
Foreclosed assets	788,619	788,619	—	—	788,619
Bank-owned life insurance	1,929,045	1,929,045	—	1,929,045	—
Other equity securities	585,496	585,496	—	—	585,496

Financial instruments - liabilities:
Deposits	$87,453,066	$84,987,000	$—	$84,987,000	$—
Federal Home Loan Bank advances	6,500,000	6,879,000	—	6,879,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 7.	Stockholders’ Equity

Federal and state banking regulations place certain restrictions on dividends paid to the Company by the Bank, and loans or advances made by the Bank to the Company. For a Maryland chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. Loans and advances are limited to 10% of the Bank’s capital and surplus on a secured basis. In addition, the payment of dividends by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below minimum capital requirements.

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company.

On February 20, 2013, the Board of Directors authorized the Company to repurchase of up to 10,783 shares of common stock, for an aggregate expenditure of not more than $162,000, through August 31, 2013, or earlier termination of the program by the Board. The shares are being repurchased for the 2011 Employee Recognition and Retention Plan and Trust. The shares will be held in trust for the allocation to employees and non-employee directors as directed by the Compensation Committee of the Board. As of March 31, 2013, the Company repurchased 3,000 shares, for an aggregate price of $35,000, or an average price of $11.63 per share.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of March 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2013, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2013 and December 31, 2012 are presented in the table below:

	At March 31, 2013
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,590	13.0%	$5,279	8.0%	$6,599	10.0%
Tier 1 capital (to risk-weighted assets)	7,777	11.8%	2,639	4.0%	3,959	6.0%
Tier 1 capital (to average assets)	7,777	7.5%	4,151	4.0%	5,188	5.0%
Tangible capital (to tangible assets)	8,070	7.6%	1,593	1.5%	N/A	N/A

	At December 31, 2012
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,464	13.4%	$5,047	8.0%	$6,309	10.0%
Tier 1 capital (to risk-weighted assets)	7,675	12.2%	2,523	4.0%	3,785	6.0%
Tier 1 capital (to average assets)	7,675	7.6%	4,064	4.0%	5,080	5.0%
Tangible capital (to tangible assets)	8,028	7.8%	1,538	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At March 31,	At December 31,
	2013	2012
Consolidated GAAP equity	$8,473	$8,468
Consolidated equity in excess of Bank equity	(403)	(440)

Bank GAAP equity - Tangible capital	8,070	8,028
Accumulated other comprehensive (income) loss, net of tax	(58)	(69)
Disallowed deferred tax assets	(235)	(284)

Tier 1 capital	7,777	7,675
Allowance for loan losses (1.25% of risk-weighted assets)	813	789

Total risk-based capital	$8,590	$8,464

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at March 31, 2013 and December 31, 2012. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

Overview

Our business has consisted primarily of attracting and accepting deposits from the general public in the areas surrounding our offices and investing those deposits, together with funds generated from operations, primarily in residential mortgage and commercial real estate loans. We intend to continue to increase our focus on commercial real estate loans and related products, including demand deposit accounts, remote deposit capture and business internet banking to support the business community. We are committed to meeting the credit needs of our community, consistent with safe and sound operations.

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

The 2009 recession and the ongoing economic crisis has negatively affected the real estate market in our primary market areas. Due to the economic recession, the number of housing units sold in Carroll and Howard Counties has declined compared to pre-recession levels. These declines have in turn negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market have also affected our ability to make loans in the commercial real estate market, although to a lesser extent. We have begun to see signs of market stability and we anticipate that as market conditions return to a more normal level, there will be increased lending opportunities.

The following table summarizes the highlights of our financial performance for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012	$ Change	% Change
Net income	$51	$27	$24	88.9%
Interest income	1,076	970	106	10.9%
Interest expense	235	259	(24)	-9.3%
Net interest income	841	711	130	18.3%
Noninterest income	64	77	(13)	-16.9%
Noninterest expense	816	747	69	9.2%
Average Loans	80,658	63,708	16,950	26.6%
Average Earning Assets	97,637	88,067	9,570	10.9%
Average Interest-Bearing Liabilities	91,550	84,949	6,601	7.8%
Return on average assets	0.20%	0.11%
Return on average equity	2.40%	1.26%
Net interest margin	3.49%	3.25%
Earnings per share (basic and diluted)	$0.15	$0.08

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as we held insignificant balances of tax-advantaged interest-earning assets during the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$80,658	$1,041	5.23%	$63,708	$879	5.55%
Investment securities	10,546	20	0.77%	16,344	78	1.92%
Certificates of deposit	2,600	10	1.56%	1,840	7	1.53%
Interest earning deposits	3,833	5	0.53%	6,175	6	0.39%

Total interest-earning assets	97,637	1,076	4.47%	88,067	970	4.43%

Noninterest-earning assets	6,364			8,093

Total assets	$104,001			$96,160

Interest-bearing liabilities:
Savings accounts	$35,339	39	0.45%	$35,395	41	0.47%
Certificates of deposit	37,083	150	1.64%	36,671	180	1.97%
Money market accounts	8,661	15	0.70%	4,806	8	0.67%
Now accounts	3,967	1	0.10%	3,077	1	0.13%

Total interest-bearing deposits	85,050	205	0.98%	79,949	230	1.16%
Federal Home Loan Bank advances	6,500	30	1.87%	5,000	29	2.33%

Total interest-bearing liabilities	91,550	235	1.04%	84,949	259	1.23%

Noninterest-bearing deposits	3,797			2,507
Noninterest-bearing liabilities	125			136

Total liabilities	95,472			87,592
Equity	8,529			8,568

Total liabilities and capital	$104,001			$96,160

Net interest income		$841			$711

Net interest rate spread (1)			3.43%			3.20%
Net interest-earning assets (2)	$6,087			$3,118

Net interest margin (3)			3.49%			3.26%

Average interest-earning assets to interest-bearing liabilities	106.65%			103.67%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended March 31, 2013 vs 2012
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$232	$(57)	$(13)	$162
Investment securities	(27)	(47)	16	(58)
Certificates of deposit	3	—	—	3
Interest earning deposits	(2)	2	(1)	(1)

Total interest income (1)	105	—	1	106

Interest expense on:
Savings accounts	—	(2)	—	(2)
Certificates of deposit	2	(32)	—	(30)
Money market accounts	7	—	—	7
Now accounts	—	—	—	—

Total interest-bearing deposits	15	(39)	(1)	(25)
Federal Home Loan Bank advances	9	(8)	—	1

Total interest expense (1)	20	(42)	(2)	(24)

Change in net interest income	$85	$42	$3	$130

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

General. Net income increased by $24,000, or 88.0%, to $51,000 for the three months ended March 31, 2013 compared to net income of $27,000 for the same period in 2012. The increase in net income for the three month period is primarily attributable to higher net interest income, partially offset by increased expenses related to higher salary and benefit, advertising, data processing and regulatory expenses.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $130,000, or 18.3%, during the three months ended March 31, 2013 compared to the same period in 2012, mainly as a result of the increase in interest income. Due to the items discussed in Interest Income and Interest Expense sections below, our net interest rate spread increased to 3.43% for the three months ended March 31, 2013 compared to 3.20% for the three months ended March 31, 2012.

Interest Income. Interest income increased by $106,000, or 10.9%, to $1.1 million during the three months ended March 31, 2013 from $970,000 during the three months ended March 31, 2012. This increase was primarily the result of growth in loan interest income of $162,000, partially offset by a decline in investment securities interest income of $58,000. The increase in interest income on loans was due to the increase in average loan balances of $16.9 million, or 26.6%, partially offset by a decline in the average yield of 32 basis points compared to the same period last year. The decrease in interest income on investment securities was the result of a $5.8 million, or 35.5% decrease in the average balance of investment securities for the 2013 period.

Interest Expense. Interest expense decreased by $24,000, or 9.3%, to $235,000 for the three months ended March 31, 2013 compared to $259,000 for the three months ended March 31, 2012. This decrease was attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 18 basis points, or 15.5%, partially offset by an increase in the average balance of interest-bearing deposits of $5.1 million, or 6.4%. The decline in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The average rate on certificates of deposit dropped to 1.64% during the three months ended March 31, 2013 from 1.97% during the three months ended March 31, 2012. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at significantly lower interest rates. The impact of the certificates of deposit was partially offset by the increase in the balances of the tiered priced interest-bearing money market accounts.

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

Based on management’s evaluation of the above factors, the provision for loan losses was $28,000 for the three months ended March 31, 2013 compared to $5,000 for the three months ended March 31, 2012. The increase in the provision for loan losses was mainly due to the impact of loan growth during the three months ended March 31, 2013. The provision during the three months ended March 31, 2012 was lower because loan balances at March 31, 2012 remained level with loan balances at December 31, 2011, although we did take a provision to account for the continuing impact of increasing our commercial loan mix within the loan portfolio during the three months ending March 31, 2012. Management believes, to the best of their knowledge, that all known losses as of March 31, 2013 have been recorded.

The allowance for loan losses represented 0.99% of gross loans at March 31, 2013 and 1.09% of gross loans as of December 31, 2012. The decline was attributable to the reduction of specific allowance reserves as the result of charge-offs taken during the three months ended March 31, 2013. Based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $64,000 for the three months ended March 31, 2013 compared to $77,000 for the same period in 2012. The $13,000, or 16.8%, decrease in non-interest income is primarily attributable to the $16,000 decrease in gains on sales of securities available for sale and the decrease in other income of $9,000 due to the collection of rental income on an OREO property during the three months ended March 31, 2012. We terminated the renting out of the one OREO property during the fourth quarter of 2012. These items were partially offset by the increase in gains recognized on loans held for sale of $5,000 for the three months ended March 31, 2013.

Non-Interest Expenses. Non-interest expenses increased $69,000, or 9.3%, to $816,000 for the three months ended March 31, 2013 compared to the same period in 2012. The increase was due to a $32,000, or 9.0%, increase in salaries and employee benefits due to higher staffing levels and merit salary increases, a $17,000 increase in the Maryland Department of Financial Regulation assessment expense due to 2012 including an adjustment from 2011, an $11,000 increase in advertising expenditures due to our increased marketing effort, a $7,000 increase in loan workout expenditures; and $7,000 in post robbery security expenditures and $7,000 in fraudulent check losses for the 2013 period. These items were partially offset by a $23,000 decrease on the loss on sale and repair expenditures on OREO properties due to the number of OREO properties decreasing significantly during 2012.

Income Tax Expense. Income tax expense amounted to $10,000 and $9,000, respectively, for the three months ended March 31, 2013 and 2012 resulting in effective tax rates of 16.8% and 25.8%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income was $40,000 and $51,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $11,000, or 22.4%, in total comprehensive income resulted from a decrease of $35,000 from the change in unrealized gains (losses) on securities available for sale offset by an increase of $24,000 in net income.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012.

Assets. Total assets increased by $3.7 million, or 3.6%, to $106.2 million at March 31, 2013 compared to $102.5 million at December 31, 2012.

Loans. Net loans increased by $3.8 million, or 4.9%, to $81.7 million at March 31, 2013 from $77.9 million at December 31, 2012. New loan originations of $7.6 million during the three month period ending March 31, 2013 were offset by loan payoffs of $2.6 million and scheduled principal repayments of $1.1 million. Consistent with our business strategy, we increased the amount of commercial real estate loans in our portfolio by $1.9 million, or 7.3% during the three months ended March 31, 2013. In addition, our residential junior lien and investor loans increased by $1.8 million due to the purchase of whole loans from a local bank.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $1.1 million and $1.7 million, respectively, at March 31, 2013 compared to $678,000 and $1.5 million, respectively, at December 31, 2012. The ratio of nonperforming loans to total loans was 1.32% at March 31, 2013 compared to 0.86% at December 31, 2012. In addition, our ratio of nonperforming assets was 1.56% as of March 31, 2013 compared to 1.43% as of December 31, 2012.

Deposits. Deposits increased by $3.7million, or 4.2%, to $91.1 million at March 31, 2013 from $87.5 million at December 31, 2012. Money market accounts increased by $1.7 million, or 21.5%, non-interest and interest bearing checking deposits increased by $1.0 million, or 13.8%, and savings accounts increased by $1.7 million, or 6.9%. IRA accounts decreased by $564,000, or 5.5%, and certificates of deposit decreased by $214,000, or 0.6%. We will continue to focus our efforts to improve our funding mix and increase core deposits.

Stockholders’ Equity. Stockholders’ equity increased by $5,000, remaining at $8.5 million at March 31, 2013 and December 31, 2012. The increase was due to an increase of $51,000 in net income offset by the purchase of common stock for the 2011 Employee Recognition and Retention Plan and Trust of $35,000 and a decline in accumulated other comprehensive income of $11,000. The change in accumulated other comprehensive income is due to the effects of interest rate fluctuations on our securities available for sale portfolio.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2013.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At March 31, 2013, cash and cash equivalents totaled $6.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2013, we had $3.5 million in loan origination commitments outstanding and $4.8 million in unused available lines of credit. Certificates of deposit due within one year of March 31, 2013 totaled $15.7 million, or 17.2% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2013.

Our primary investing activity is originating loans. During the three months ended March 31, 2013 and the year ended December 31, 2012, we originated $7.6 million and $27.5 million in loans, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the three months ended March 31, 2013 of $3.7 million, or 4.2%. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances remained at $6.5 million at March 31, 2013 and at December 31, 2012. At March 31, 2013, we had the ability to borrow up to an additional $3.7 million from the Federal Home Loan Bank of Atlanta and $6.0 million from correspondent banks under short-term line of credit agreements.

Carroll Bancorp is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. Virtually all of the Company’s revenue will be interest earned on the loan to the Carroll Community Bank Employee Stock Ownership Plan and stock dividends received from the Bank when the Bank begins paying dividends.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements, Commitments and Aggregate Contractual Obligations

Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate loans and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on us.

Outstanding loan commitments and available lines of credit at March 31, 2013 and December 31, 2012 are as follows:

(in thousands)	At March 31, 2013	At December 31, 2012
Commitments to extend credit:
Consumer loans	$12	$315
Commercial loans	3,527	935

	3,539	1,250

Commitments under available lines of credit:
Consumer loans	3,213	3,355
Commercial loans	1,549	2,045

	4,762	5,400

Total Commitments	$8,301	$6,650

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2013 or December 31, 2012 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three months ended March 31, 2013, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

statements regarding our business plans, prospects and operating strategies; particularly with respect to (i) increasing our focus on commercial real estate lending and related products, (ii) increasing certain deposit products and products aimed at the business community, (iii) increasing core deposits and improving our funding mix, and (iv) retention of maturing certificates of deposit;

•	statements regarding increased loan opportunities as market conditions return to normal levels;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statements regarding adequate liquidity for our short- and long-term needs;

•	statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recored; and

•	statements regarding the impact of pending legal proceedings.

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

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board; and

•

changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry and other risk and uncertainties discussed in this report and in other SEC filings we may make. For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the SEC.

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of March 31, 2013.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased shares of its common stock during the three months ended March 31, 2013 as follows:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximun number of shares that may yet be purchased under the plans or programs
January 2013	—	$—	—	10,783
February 2013	—	—	—	10,783
March 2013	3,000	11.63	3,000	7,783

Total	3,000	$11.63	3,000

(1)	On February 20, 2013, our Board of Directors authorized the Company to repurchase up to 10,783 shares of our common stock, for an aggregate expenditure of not more than $162,000, through August 31, 2013, or earlier termination of the program by the Board, to fund the 2011 Employee Recognition and Retention Plan and Trust.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL BANCORP, INC.

Date: May 13, 2013	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2013	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)