Form 10-Q
period 2013-06-30
Carroll Bancorp, Inc.
filed 2013-08-13
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 359,456 shares of common stock outstanding at August 9, 2013.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Cash and due from banks	$1,188,958	$1,402,533
Interest-bearing deposits with depository institutions	3,226,891	3,468,641

Cash and cash equivalents	4,415,849	4,871,174
Certificates of deposit with depository institutions	2,600,021	2,600,130
Securities available for sale, at fair value	11,923,631	11,396,429
Loans, net of allowance for loan losses - June 30, 2013 $694,000 and December 31, 2012 $859,000	82,302,080	77,882,905
Accrued interest receivable	305,196	296,949
Other equity securities, at cost	609,196	585,496
Bank-owned life insurance	1,960,408	1,929,045
Premises and equipment, net	1,447,098	1,345,409
Foreclosed assets	794,399	788,619
Other assets	732,632	835,792

Total Assets	$107,090,510	$102,531,948

Liabilities:
Deposits
Noninterest-bearing	$5,181,720	$3,491,050
Interest-bearing	85,982,063	83,962,016

Total deposits	91,163,783	87,453,066
Federal Home Loan Bank Advances	7,500,000	6,500,000
Other liabilities	142,458	111,051

Total liabilities	98,806,241	94,064,117

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 shares at June 30, 2013 and
December 31, 2012, respectively	3,595	3,595
Additional paid-in capital	2,884,039	2,884,039
Unallocated ESOP shares	(194,103)	(194,103)
Unallocated RSP shares	(133,947)	—
Retained earnings	5,817,288	5,705,419
Accumulated other comprehensive (loss) income	(92,603)	68,881

Total stockholders’ equity	8,284,269	8,467,831

Total liabilities and stockholders’ equity	$107,090,510	$102,531,948

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans	$1,057,541	$878,985	$2,098,697	$1,758,392
Securities available for sale	39,367	60,029	59,266	130,152
Securities held to maturity	—	8,679	—	16,687
Certificates of deposit	9,596	7,972	19,081	14,932
Interest-bearing deposits	4,612	3,941	9,675	9,447

Total interest income	1,111,116	959,606	2,186,719	1,929,610
Interest expense:
Interest on deposits	186,868	229,335	392,029	459,441
Interest on borrowings	30,099	28,943	59,530	57,886

Total interest expense	216,967	258,278	451,559	517,327

Net interest income	894,149	701,328	1,735,160	1,412,283
Provision for loan losses	54,501	167,000	82,804	172,196

Net interest income after provision for loan losses	839,648	534,328	1,652,356	1,240,087

Non-interest income:
Gain on sale of securities	7,044	59,567	16,594	84,813
Gain on loans held for sale	—	162	6,535	1,612
Increase in cash surrender value - life insurance	15,773	16,608	31,362	29,152
Customer service fees	20,328	18,824	38,272	35,280
Loan fee income	20,061	11,218	32,285	20,994
Other income	2,754	6,743	5,282	18,672

Total non-interest income	65,960	113,122	130,330	190,523
Non-interest expense:
Salaries and employee benefits	375,564	343,920	765,470	701,725
Premises and equipment	81,942	76,263	157,102	150,249
Data processing	95,603	80,626	189,597	165,209
Professional fees	82,034	82,707	155,229	163,772
FDIC insurance	22,552	21,203	44,916	44,081
Directors’ fees	34,925	31,375	70,100	62,225
Corporate insurance	9,196	11,900	18,439	23,567
Printing and office supplies	11,980	12,353	21,991	21,984
Provision for losses and costs on real estate acquired through foreclosure	19,746	22,176	33,990	46,967
Other operating expenses	87,832	70,419	180,829	120,088

Total non-interest expenses	821,374	752,942	1,637,663	1,499,867
Income (loss) before income tax expense (benefit)	84,234	(105,492)	145,023	(69,257)
Income tax expense (benefit)	22,931	(42,163)	33,154	(32,818)

Net income (loss)	$61,303	$(63,329)	$111,869	$(36,439)

Basic/diluted earnings (loss) per share	$0.18	$(0.19)	$0.33	$(0.11)

Basic/diluted weighted average shares outstanding	334,278	338,967	336,893	338,967

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$61,303	$(63,329)	$111,869	$(36,439)

Other comprehensive loss, before income tax:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period	(244,049)	16,232	(252,546)	81,974
Less reclassification adjustment for gains on the sale of securities available for sale included in net income	7,044	59,567	16,594	84,813

Other comprehensive loss, before income tax	(251,093)	(43,335)	(269,140)	(2,839)
Income tax effect	(100,437)	(17,334)	(107,656)	(1,136)

Other comprehensive loss, net of tax	(150,656)	(26,001)	(161,484)	(1,703)

Total comprehensive loss	$(89,353)	$(89,330)	$(49,615)	$(38,142)

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2013 and 2012

(unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Unallocated RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at January 1, 2013	$3,595	$2,884,039	$(194,103)	$—	$5,705,419	$68,881	$8,467,831
Net income					111,869		111,869
Other comprehensive loss						(161,484)	(161,484)
Common stock acquired by RSP				(133,947)			(133,947)

Balances at June 30, 2013	$3,595	$2,884,039	$(194,103)	$(133,947)	$5,817,288	$(92,603)	$8,284,269

Balances at January 1, 2012	$3,595	$2,883,833	$(204,887)	$—	$5,768,122	$48,117	$8,498,780
Net loss					(36,439)		(36,439)
Other comprehensive loss						(1,703)	(1,703)
ESOP allocated shares FMV adjustment		183					183

Balances at June 30, 2012	$3,595	$2,884,016	$(204,887)	$—	$5,731,683	$46,414	$8,460,821

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$111,869	$(36,439)
Adjustments to reconcile net income (loss) to net cash provided (used by) by operating activities:
Gain on sale of securities available for sale	(16,594)	(84,813)
Gain on sale of loans held for sale	(6,535)	(1,612)
Origination of loans held for sale	(367,000)	(267,000)
Proceeds from sale of loans held for sale	373,535	268,612
Amortization and accretion of securities	118,513	128,285
Amortization of deferred loan origination fees, net of costs	19,377	9,635
Provision for loan losses	82,804	172,196
Provision for loss on real estate acquired through foreclosure	10,000	4,965
(Gain) loss on sale of real estate acquired through foreclosure	(1,388)	10,525
Depreciation of premises and equipment	70,447	67,764
Increase in cash surrender value of bank-owned life insurance	(31,362)	(29,152)
ESOP compensation expense	5,400	5,583
Decrease in deferred tax assets	45,561	(43,904)
Increase in accrued interest receivable	(8,139)	(8,950)
Decrease (increase) in other assets	165,255	(243,108)
Increase (decrease) increase in other liabilities	26,007	(19,155)

Net cash provided (used by) operating activities	597,750	(66,568)
Cash flows from investing activities:
Purchase of securities available for sale	(4,778,215)	(12,955,716)
Proceeds from sales and redemptions of securities available for sale	2,064,570	11,018,846
Principal collected on securities available for sale	1,815,385	1,801,402
Purchase of certificates of deposits	—	(850,000)
Redemption of certificates of deposit	—	500,000
Increase in loans	(4,746,357)	(6,110,111)
Purchase of bank-owned life insurance	—	(400,000)
Purchase of premises and equipment	(172,136)	(14,680)
Redemption of other equity securities	21,300	6,500
Purchase of other equity securities	(45,000)	—
Capitalized costs on real estate acquired through foreclosure	(2,280)	(42,756)
Proceeds from the sale of real estate acquired through foreclosure	212,888	429,425

Net cash used by investing activities	(5,629,845)	(6,617,090)
Cash flows from financing activities:
Increase in deposits	3,710,717	2,273,886
Increase in FHLBA Advances	1,000,000	—
Purchase of common stock for RSP	(133,947)	—

Net cash provided by financing activities	4,576,770	2,273,886

Net decrease in cash and cash equivalents	(455,325)	(4,409,772)
Cash and cash equivalents, beginning balance	4,871,174	9,184,483

Cash and cash equivalents, ending balance	$4,415,849	$4,774,711

Supplemental disclosure of cash flow information:
Interest paid	$451,360	$518,193
Income taxes (refund) paid	$(30,859)	$(7,713)

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$225,000	$—

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U. S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U. S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U. S. GAAP that provide additional details about these amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale at June 30, 2013 and December 31, 2012 are as follows:

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$10,930,615	$20,976	$166,882	$10,784,709
Asset-backed securities (SLMA)	862,234	1,636	40	863,830
Municipal bonds	285,120	—	10,028	275,092

	$12,077,969	$22,612	$176,950	$11,923,631

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$10,330,920	$109,344	$77	$10,440,187
Asset-backed securities (SLMA)	950,707	5,535	—	956,242

	$11,281,627	$114,879	$77	$11,396,429

The Bank had no private label residential mortgage-backed securities at June 30, 2013 and December 31, 2012 or during the six months or year then ended, respectively.

The amortized cost and fair value of securities available for sale at June 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2013		At December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	747,938	749,574	—	—
After 5 years through 10 years	3,177,568	3,161,157	6,132,380	6,196,969
Over 10 years	8,152,463	8,012,900	5,149,247	5,199,460

	$12,077,969	$11,923,631	$11,281,627	$11,396,429

The Bank sold $2.1 million and $11.0 million, respectively, in securities available for sale during the six months ended June 30, 2013 and 2012. From those sale transactions, the Bank recognized gross realized gains of $16,594 and $84,813, respectively, for the same periods.

Securities with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$9,473,658	$166,882	$—	$—	$9,473,658	$166,882
Asset-backed securities (SLMA)	114,256	40	—	—	114,256	40
Municipal bonds	275,092	10,028	—	—	275,092	10,028

	$9,863,006	$176,950	$—	$—	$9,863,006	$176,950

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$861,385	$77	$—	$—	$861,385	$77
Asset-backed securities (SLMA)	—	—			—	—

	$861,385	$77	$—	$—	$861,385	$77

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $792,000 and $550,000 at June 30, 2013 and December 31, 2012, respectively.

Note 3.	Loans

Loans at June 30, 2013 and December 31, 2012 are summarized as follows:

	At June 30, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total

Residential owner occupied - first lien	$37,482,466	45.2%	$38,896,089	49.4%
Residential owner occupied - junior lien	5,630,953	6.8%	5,251,002	6.7%
Residential non-owner occupied (investor)	8,820,885	10.6%	8,276,068	10.5%
Commercial owner occupied	7,344,027	8.9%	7,143,738	9.1%
Other commercial loans	23,360,713	28.2%	18,935,142	24.1%
Consumer loans	224,911	0.3%	151,427	0.2%

Total loans	82,863,955	100.0%	78,653,466	100.0%

Net deferred fees, costs and purchase premiums	132,125		88,439
Allowance for loan losses	(694,000)		(859,000)

Total loans, net	$82,302,080		$77,882,905

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

The Company provides for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

1)	specific allowances are established for loans classified as impaired. For impaired loans, an allowance is established when the net realizable value (collateral value less costs to sell) of the loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

2)	general allowances are established for loan losses on a segment basis for loans that do not meet the definition of impaired loans. The segments are grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan segment. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in the types of loans in the loan portfolio and the size of the segment to the entire loan portfolio;

•	changes in the levels of concentration of credit;

•	changes in the number and amount of non-accrual loans, classified loans, past due loans and troubled debt restructurings and other loan modifications;

•	changes in the experience, ability and depth of lending personnel;

•	changes in the quality of the loan review system and the degree of Board oversight;

•	changes in lending policies and procedures;

•	changes in national, state and local economic trends and business conditions; and

•	changes in external factors such as competition and legal and regulatory oversight.

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

Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Therefore, we expect that the percentage of the allowance for loan losses as a percentage of the loan portfolio will increase going forward as we continue our focus on the origination of commercial real estate loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$242,282	$27,914	$239,120	$72,526	$231,158	$—	$813,000
Charge-offs	173,501	—	—	—	—	—	173,501
Recoveries	—	—	—	—	—	—	—
Provision	185,050	(1,449)	(150,748)	(2,177)	23,825	—	54,501

Ending Balance	$253,831	$26,465	$88,372	$70,349	$254,983	$—	$694,000

	For the Three Months Ended June 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$263,232	$19,084	$66,176	$31,343	$145,165	$—	$525,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	111,734	393	(1,723)	31,289	25,307	—	167,000

Ending Balance	$374,966	$19,477	$64,453	$62,632	$170,472	$—	$692,000

	For the Six Months Ended June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000
Charge-offs	247,804	—	—	—	—	—	247,804
Recoveries	—	—	—	—	—	—	—
Provision	190,770	1,313	(147,009)	913	36,817	—	82,804

Ending Balance	$253,831	$26,465	$88,372	$70,349	$254,983	$—	$694,000

	For the Six Months Ended June 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$334,087	$32,180	$69,025	$33,076	$125,632	$—	$594,000
Charge-offs	54,204	19,992	—	—	—	—	74,196
Recoveries	—	—	—	—	—	—	—
Provision	95,083	7,289	(4,572)	29,556	44,840	—	172,196

Ending Balance	$374,966	$19,477	$64,453	$62,632	$170,472	$—	$692,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$253,831	$26,465	$88,372	$70,349	$254,983	$—	$694,000

Ending balance: individually evaluated for impairment	$—	$—	$24,218	$—	$—	$—	$24,218

Ending balance: collectively evaluated for impairment	$253,831	$26,465	$64,154	$70,349	$254,983	$—	$669,782

Loans:
Ending balance	$37,482,466	$5,630,953	$8,820,885	$7,344,027	$23,360,713	$224,911	$82,863,955

Ending balance: individually evaluated for impairment	$341,139	$—	$710,516	$—	$—	$—	$1,051,655

Ending balance: collectively evaluated for impairment	$37,141,327	$5,630,953	$8,110,369	$7,344,027	$23,360,713	$224,911	$81,812,300

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000

Ending balance: individually evaluated for impairment	$84,303	$—	$173,501	$—	$—	$—	$257,804

Ending balance: collectively evaluated for impairment	$226,562	$25,152	$61,880	$69,436	$218,166	$—	$601,196

Loans:
Ending balance	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

Ending balance: individually evaluated for impairment	$405,147	$—	$272,501	$—	$—	$—	$677,648

Ending balance: collectively evaluated for impairment	$38,387,942	$5,251,002	$8,003,567	$7,143,738	$18,935,142	$254,427	$77,975,818

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$37,141,327	$5,630,953	$8,110,369	$7,344,027	$23,360,713	$224,911	$81,812,300
Special Mention	—	—	—	—	—	—	—
Substandard	341,139	—	710,516	—	—	—	1,051,655
Doubtful	—	—	—	—	—	—	—

Total	$37,482,466	$5,630,953	$8,820,885	$7,344,027	$23,360,713	$224,911	$82,863,955

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$38,387,942	$5,251,002	$7,768,867	$6,897,295	$18,935,142	$254,427	$77,494,675
Special Mention	—	—	234,700	246,443	—	—	481,143
Substandard	405,147	—	272,501	—	—	—	677,648
Doubtful	—	—	—	—	—	—	—

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as a “Pass” rating.

•	Pass (risk ratings 1-6) – risk ratings one to four are deemed “acceptable”. Risk rating five is “acceptable with care” and risk rating six is a “watch credit”.

•

Special mention (risk rating 7) – a special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

•

Substandard (risk rating 8) – substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful (risk rating 9) – loans classified as doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•

Loss (risk rating 10) – loans classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$36,630,304	$5,555,841	$8,729,167	$7,344,027	$23,360,713	$224,911	$81,844,963

30-59 days past due	511,023	53,744	—	—	—	—	564,767
60-89 days past due	—	21,368	91,718	—	—	—	113,086
Greater than 90 days past due	341,139	—	—	—	—	—	341,139

Total past due	852,162	75,112	91,718	—	—	—	1,018,992

Total	$37,482,466	$5,630,953	$8,820,885	$7,344,027	$23,360,713	$224,911	$82,863,955

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,033,114	$5,122,006	$8,276,068	$7,143,738	$18,935,142	$254,427	$77,764,495

30-59 days past due	—	128,996	—	—	—	—	128,996
60-89 days past due	354,828	—	—	—	—	—	354,828
Greater than 90 days past due	405,147	—	—	—	—	—	405,147

Total past due	759,975	128,996	—	—	—	—	888,971

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

The following tables are a summary of impaired loans by portfolio segment at June 30, 2013 and December 31, 2012:

	At June 30, 2013
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$341,139	$—	$128,629	$—	$—	$—	$469,768
Unpaid Principal Balance	588,943	—	128,629	—	—	—	717,572

With an allowance recorded:
Recorded Investment	$—	$—	$91,718	$—	$—	$—	$91,718
Unpaid Principal Balance	—	—	91,718	—	—	—	91,718
Related Allowance	—	—	24,218	—	—	—	24,218

Total impaired loans:
Recorded Investment	$341,139	$—	$220,347	$—	$—	$—	$561,486
Unpaid Principal Balance	588,943	—	220,347	—	—	—	809,290
Related Allowance	—	—	24,218	—	—	—	24,218

	At December 31, 2012
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$310,844	$—	$—	$—	$—	$—	$310,844
Unpaid Principal Balance	398,257	—	—	—	—	—	398,257

With an allowance recorded:
Recorded Investment	$94,303	$—	$272,501	$—	$—	$—	$366,804
Unpaid Principal Balance	94,303	—	272,501	—	—	—	366,804
Related Allowance	84,303	—	173,501	—	—	—	257,804

Total impaired loans:
Recorded Investment	$405,147	$—	$272,501	$—	$—	$—	$677,648
Unpaid Principal Balance	492,560	—	272,501	—	—	—	765,061
Related Allowance	84,303	—	173,501	—	—	—	257,804

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30, 2013
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$466,472	$—	$129,647	$—	$—	$—	$596,119
Interest income that would have been recognized	10,900	—	965	—	—	—	11,865
Interest income recognized (cash basis)	—	—	965	—	—	—	965
Interest income foregone	10,900	—	—	—	—	—	10,900

With an allowance recorded:
Average recorded investment	$—	$—	$45,859	$—	$—	$—	$45,859
Interest income that would have been recognized	—	—	2,290	—	—	—	2,290
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	—	—	2,290	—	—	—	2,290

Total impaired loans:
Average recorded investment	$466,472	$—	$175,506	$—	$—	$—	$641,978
Interest income that would have been recognized	10,900	—	3,255	—	—	—	14,155
Interest income recognized (cash basis)	—	—	965	—	—	—	965
Interest income foregone	10,900	—	2,290	—	—	—	13,190

	For the Three Months Ended June 30, 2012
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$219,831	$—	$—	$—	$—	$—	$219,831
Interest income that would have been recognized	3,438	—	—	—	—	—	3,438
Interest income recognized (cash basis)	187	—	—	—	—	—	187
Interest income foregone	3,251	—	—	—	—	—	3,251

With an allowance recorded:
Average recorded investment	$459,510	$—	$—	$—	$—	$—	$459,510
Interest income that would have been recognized	11,493	—	—	—	—	—	11,493
Interest income recognized (cash basis)	4,824	—	—	—	—	—	4,824
Interest income foregone	6,669	—	—	—	—	—	6,669

Total impaired loans:
Average recorded investment	$679,341	$—	$—	$—	$—	$—	$679,341
Interest income that would have been recognized	14,931	—	—	—	—	—	14,931
Interest income recognized (cash basis)	5,011	—	—	—	—	—	5,011
Interest income foregone	9,920	—	—	—	—	—	9,920

	For the Six Months Ended June 30, 2013
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$292,328	$—	$42,876	$—	$—	$—	$335,204
Interest income that would have been recognized	14,902	—	965	—	—	—	15,867
Interest income recognized (cash basis)	—	—	965	—	—	—	965
Interest income foregone	14,902	—	—	—	—	—	14,902

With an allowance recorded:
Average recorded investment	$244,536	$—	$30,573	$—	$—	$—	$275,109
Interest income that would have been recognized	5,390	—	2,290	—	—	—	7,680
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	5,390	—	2,290	—	—	—	7,680

Total impaired loans:
Average recorded investment	$536,864	$—	$73,449	$—	$—	$—	$610,313
Interest income that would have been recognized	20,292	—	3,255	—	—	—	23,547
Interest income recognized (cash basis)	—	—	965	—	—	—	965
Interest income foregone	20,292	—	2,290	—	—	—	22,582

	For the Six Months Ended June 30, 2012
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$146,554	$—	$—	$—	$—	$—	$146,554
Interest income that would have been recognized	3,438	—	—	—	—	—	3,438
Interest income recognized (cash basis)	187	—	—	—	—	—	187
Interest income foregone	3,251	—	—	—	—	—	3,251

With an allowance recorded:
Average recorded investment	$497,000	$6,664	$—	$—	$—	$—	$503,664
Interest income that would have been recognized	18,401	311	—	—	—	—	18,712
Interest income recognized (cash basis)	7,275	—	—	—	—	—	7,275
Interest income foregone	11,126	311	—	—	—	—	11,437

Total impaired loans:
Average recorded investment	$643,554	$6,664	$—	$—	$—	$—	$650,218
Interest income that would have been recognized	21,839	311	—	—	—	—	22,150
Interest income recognized (cash basis)	7,462	—	—	—	—	—	7,462
Interest income foregone	14,377	311	—	—	—	—	14,688

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at June 30, 2013 and December 31, 2012:

	At June 30, 2013	At December 31, 2012
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	799,374
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	—	799,374

Nonperforming loans:
Impaired nonperforming loans:
Residential owner occupied - first lien	341,139	405,147
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	91,718	272,501
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	128,629	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans:	561,486	677,648

Total impaired loans	$561,486	$1,477,022

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

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the three and six months ended June 30, 2013 and 2012:

Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	During the Three Months Ended June 30, 2013

Residential non-owner occupied (investor)	—	$—	$—

	During the Three Months Ended June 30, 2012

Residential real estate mortgage	—	$—	$—

	During the Six Months Ended June 30, 2013

Residential non-owner occupied (investor)	1	$127,675	$130,664

	During the Six Months Ended June 30, 2012

Residential real estate mortgage	1	$296,992	$296,992

There were no defaults on any TDRs (that were restructured within the previous twelve months) during the six months ending June 30, 2013 or June 30, 2012.

Note 5.	Deposits

Deposits were comprised of the following at June 30, 2013 and December 31, 2012:

	At June 30, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking accounts	$5,181,720	5.7%	$3,491,050	4.0%
Interest-bearing checking accounts	4,739,572	5.2%	3,931,363	4.5%
Savings accounts	2,425,063	2.7%	1,942,516	2.2%
Premium savings accounts	23,383,111	25.6%	22,942,268	26.2%
IRA savings accounts	9,542,235	10.5%	10,217,317	11.7%
Money market accounts	9,813,573	10.8%	7,925,721	9.1%
Certificates of deposit	36,078,509	39.5%	37,002,831	42.3%

Total deposits	$91,163,783	100.0%	$87,453,066	100.0%

Certificates of deposit scheduled maturities are as follows:

	At June 30, 2013	At December 31, 2012
Period to Maturity:
Less than or equal to one year	$13,163,817	$18,013,517
More than one to two years	6,222,854	3,377,826
More than two to three years	4,653,738	5,396,236
More than three to four years	6,259,118	3,037,702
More than four to five years	5,778,982	7,177,550

Total certificates of deposit	$36,078,509	$37,002,831

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 6.	Fair Value Measurements

The FASB issued Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments” which provides guidance on the fair value option for financial assets and liabilities. This guidance permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment. Subsequent changes must be recorded in earnings.

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified within Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and are adjusted accordingly, based on the same factors identified above.

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$10,784,709	$—	$10,784,709	$—
Asset-backed securities (SLMA)	863,830	—	863,830	—
Municipal bonds	275,092	—	275,092	—

Total securities available for sale	$11,923,631	$—	$11,923,631	$—

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$10,440,187	$—	$10,440,187	$—
Asset-backed securities (SLMA)	956,242	—	956,242	—

Total securities available for sale	$11,396,429	$—	$11,396,429	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$341,139	$—	$—	$341,139
Residential non-owner occupied (investor)	220,347	—	—	220,347

Total nonperforming impaired loans	$561,486	$—	$—	$561,486

Foreclosed real estate	$794,399	$—	$—	$794,399

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$405,147	$—	$—	$405,147
Residential non-owner occupied (investor)	272,501	—	—	272,501

Total nonperforming impaired loans	$677,648	$—	$—	$677,648

Foreclosed real estate	$788,619	$—	$—	$788,619

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2012	$638,945	$1,773,200
Total realized and unrealized gains (losses):
Included in net income	(161,610)	(79,756)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(47,667)	(1,210,065)
Transfers in and/or out of Level 3	247,980	305,240

Balance, December 31, 2012	$677,648	$788,619

Total realized and unrealized gains (losses):
Included in net income	(247,804)	(10,000)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(4,413)	(209,220)
Transfers in and/or out of Level 3	136,055	225,000

Balance, June 30, 2013	$561,486	$794,399

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

Loans, Net of Allowance for Loan Losses (Carried at Cost). The fair values of loans are estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Impaired loans are measured at an observable market price (if available), or at fair value of the loan’s collateral (if the loan is collateral dependent). When the loan is dependent on collateral, fair value of collateral is determined by an appraisal or independent valuation, which is then adjusted for the estimated cost to sell. Impaired loans allocated to the allowance for loan losses are measured at the lower of cost or fair value on a nonrecurring basis.

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

Deposits (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities.

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

Off- Balance Sheet Financial Instruments (Disclosures at Cost). Fair values for off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

The estimated fair values of the Company’s financial instruments were as follows:

	At June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,600,021	$2,600,021	$—	$2,600,021	$—
Securities available for sale	11,923,631	11,923,631	—	11,923,631	—
Loans, net of allowance for loan losses	82,302,080	85,020,000	—	—	85,020,000
Foreclosed assets	794,399	794,399	—	—	794,399
Bank-owned life insurance	1,960,408	1,960,408	—	1,960,408	—
Other equity securities	609,196	609,196	—	—	609,196

Financial instruments - liabilities:
Deposits	$91,163,783	$91,197,783	$—	$91,197,783	$—
Federal Home Loan Bank advances	7,500,000	7,770,000	—	7,770,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,600,130	$2,600,130	$—	$2,600,130	$—
Securities available for sale	11,396,429	11,396,429	—	11,396,429	—
Loans, net of allowance for loan losses	77,882,905	80,821,000	—	—	80,821,000
Foreclosed assets	788,619	788,619	—	—	788,619
Bank-owned life insurance	1,929,045	1,929,045	—	1,929,045	—
Other equity securities	585,496	585,496	—	—	585,496

Financial instruments - liabilities:
Deposits	$87,453,066	$87,954,000	$—	$87,954,000	$—
Federal Home Loan Bank advances	6,500,000	6,879,000	—	6,879,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 7.	Stockholders’ Equity

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

On February 20, 2013, the Board of Directors authorized the Company to repurchase of up to 10,783 shares of common stock for the 2011 Employee Recognition and Retention Plan and Trust. As of June 18, 2013 all 10,783 shares were repurchased at an aggregate expenditure of $134,000, or $12.42 per share. The shares will be held in trust for the allocation to employees and non-employee directors as directed by the Compensation Committee of the Board.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of June 30, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of October 2012, the most recent notification from the Bank’s regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at June 30, 2013 and December 31, 2012 are presented in the table below:

	At June 30, 2013
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,527	12.8%	$5,347	8.0%	$6,683	10.0%
Tier 1 capital (to risk-weighted assets)	7,833	11.7%	2,673	4.0%	4,010	6.0%
Tier 1 capital (to average assets)	7,833	7.4%	4,233	4.0%	5,291	5.0%
Tangible capital (to tangible assets)	7,980	7.5%	1,606	1.5%	N/A	N/A

	At December 31, 2012
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,464	13.4%	$5,047	8.0%	$6,309	10.0%
Tier 1 capital (to risk-weighted assets)	7,675	12.2%	2,523	4.0%	3,785	6.0%
Tier 1 capital (to average assets)	7,675	7.6%	4,064	4.0%	5,080	5.0%
Tangible capital (to tangible assets)	8,028	7.8%	1,538	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At June 30, 2013	At December 31, 2012
Consolidated GAAP equity	$8,284	$8,468
Consolidated equity in excess of Bank equity	(304)	(440)

Bank GAAP equity - Tangible capital	7,980	8,028
Less:
Accumulated other comprehensive income (loss), net of tax	(93)	69
Disallowed deferred tax assets	240	284

Tier 1 capital	7,833	7,675
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	694	789

Total risk-based capital	$8,527	$8,464

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at June 30, 2013 and December 31, 2012. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

Some of the matters discussed below include forward-looking statements within the meaning of the federal securities laws. Forward-looking statements often use words such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be materially different from those anticipated or estimated for the reasons discussed under the heading “Forward-Looking Statements.”

Carroll Bancorp, Inc.

Carroll Bancorp, Inc., which we sometimes refer to as “the Company”, is a Maryland corporation that owns 100% of the outstanding common stock of Carroll Community Bank, which we sometimes refer to as “the Bank”. On October 12, 2011, we completed our initial public offering of common stock in connection with the Bank’s conversion from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization. We sold 359,456 shares of common stock at $10.00 per share raising $3.6 million of gross proceeds. Since the completion of the initial public offering, Carroll Bancorp, Inc. has not engaged in any significant business activity other than owning the common stock of and maintaining deposits in the Bank, and lending funds to the employee stock ownership plan (“ESOP”) trust.

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

Overview

Our business has consisted primarily of attracting and accepting deposits from the general public in the areas surrounding our offices and investing those deposits, together with funds generated from operations, primarily in residential mortgage and commercial real estate loans. We intend to continue our focus on commercial real estate loans and related products, including demand deposit accounts, remote deposit capture and business internet banking to support the business community. We are committed to meeting the credit needs of our community, consistent with safe and sound operations.

The results of our operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for loan losses, non-interest income and non-interest expense. Our non-interest expense consists primarily of compensation and employee benefits, as well as office occupancy, data processing expenses, deposit insurance and general administrative expenses.

Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

The 2009 recession and the ongoing economic crisis have negatively affected the real estate market in our primary market areas. Due to the economic recession, the number of housing units sold in Carroll and Howard Counties has declined compared to pre-recession levels. These declines have in turn negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market have also affected our ability to make loans in the commercial real estate market, although to a lesser extent. We have begun to see signs of market stability and we anticipate that as market conditions return to a more normal level, there will be increased lending opportunities.

The following table summarizes the highlights of our financial performance for the three and six month periods ended June 30, 2013 compared to the three and six month periods ended June 30, 2012 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended June 30,
( Dollars in thousands, except per share data)	2013	2012	$ Change	% Change
Net income (loss)	$61	$(63)	$124	-196.8%
Earnings (loss) per share (basic and diluted)	0.18	(0.19)	0.37	-194.7%

Interest income	1,111	960	151	15.7%
Interest expense	217	258	(41)	-15.9%
Net interest income	894	702	192	27.4%
Noninterest income	66	113	(47)	-41.6%
Noninterest expense	821	753	68	9.0%

Average Loans	82,199	65,464	16,735	25.6%
Average Earning Assets	99,541	89,503	10,038	11.2%
Average Interest-Bearing Liabilities	92,394	86,537	5,857	6.8%

Return on average assets	0.23%	-0.26%
Return on average equity	2.89%	-2.97%
Net interest margin	3.60%	3.15%

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
Net income (loss)	$112	$(36)	$148	-411.1%
Earnings (loss) per share (basic and diluted)	0.33	(0.11)	0.44	-400.0%

Interest income	2,187	1,929	258	13.4%
Interest expense	452	517	(65)	-12.6%
Net interest income	1,735	1,412	323	22.9%
Noninterest income	130	191	(61)	-31.9%
Noninterest expense	1,637	1,500	137	9.1%

Average Loans	81,433	64,586	16,847	26.1%
Average Earning Assets	98,594	88,785	9,809	11.0%
Average Interest-Bearing Liabilities	91,974	85,743	6,231	7.3%

Return on average assets	0.22%	-0.08%
Return on average equity	2.65%	-0.85%
Net interest margin	3.55%	3.20%

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

	For the Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$82,199	$1,058	5.16%	$65,464	$879	5.40%
Investment securities	11,571	39	1.35%	17,478	69	1.59%
Certificates of deposit	2,600	9	1.39%	2,062	8	1.56%
Interest earning deposits	3,171	5	0.63%	4,499	4	0.36%

Total interest-earning assets	99,541	1,111	4.48%	89,503	960	4.31%

Noninterest-earning assets	6,280			8,212

Total assets	$105,821			$97,715

Interest-bearing liabilities:
Savings accounts	$35,744	34	0.38%	$34,801	40	0.46%
Certificates of deposit	35,711	137	1.54%	37,793	179	1.90%
Money market accounts	9,729	15	0.62%	5,531	9	0.65%
Now accounts	4,320	1	0.09%	3,412	1	0.12%

Total interest-bearing deposits	85,504	187	0.88%	81,537	229	1.13%
Federal Home Loan Bank advances	6,890	30	1.75%	5,000	29	2.33%

Total interest-bearing liabilities	92,394	217	0.94%	86,537	258	1.20%

Noninterest-bearing deposits	4,807			2,517
Noninterest-bearing liabilities	123			71

Total liabilities	97,324			89,125
Equity	8,497			8,590

Total liabilities and capital	$105,821			$97,715

Net interest income		$894			$702

Net interest rate spread (1)			3.54%			3.11%
Net interest-earning assets (2)	$7,147			$2,966

Net interest margin (3)			3.60%			3.15%

Average interest-earning assets to interest-bearing liabilities	107.74%			103.43%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$81,433	$2,099	5.20%	$64,586	$1,758	5.47%
Investment securities	11,061	59	1.08%	16,911	147	1.75%
Certificates of deposit	2,600	19	1.47%	1,951	15	1.55%
Interest earning deposits	3,500	10	0.58%	5,337	9	0.34%

Total interest-earning assets	98,594	2,187	4.47%	88,785	1,929	4.37%

Noninterest-earning assets	6,322			8,152

Total assets	$104,916			$96,937

Interest-bearing liabilities:
Savings accounts	$35,542	72	0.41%	$35,098	81	0.46%
Certificates of deposit	36,393	288	1.60%	37,232	358	1.93%
Money market accounts	9,198	30	0.66%	5,169	18	0.70%
Now accounts	4,145	2	0.10%	3,244	2	0.12%

Total interest-bearing deposits	85,278	392	0.93%	80,743	459	1.14%
Federal Home Loan Bank advances	6,696	60	1.81%	5,000	58	2.33%

Total interest-bearing liabilities	91,974	452	0.99%	85,743	517	1.21%

Noninterest-bearing deposits	4,305			2,512
Noninterest-bearing liabilities	124			103

Total liabilities	96,403			88,358
Equity	8,513			8,579

Total liabilities and capital	$104,916			$96,937

Net interest income		$1,735			$1,412

Net interest rate spread (1)			3.48%			3.16%
Net interest-earning assets (2)	$6,620			$3,042

Net interest margin (3)			3.55%			3.20%

Average interest-earning assets to interest-bearing liabilities	107.20%			103.55%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing volumes and rates on our net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (change in volume multiplied by old rate), the rate column shows the effects attributable to changes in rate (change in rate multiplied by old volume) and the rate/volume column shows the effects attributable to changes in rate and volume (change in rate multiplied by change in volume).

	For the Three Months Ended June 30, 2013 vs 2012
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$223	$(34)	$(10)	$179
Investment securities	(23)	(10)	3	(30)
Certificates of deposit	2	(1)	—	1
Interest earning deposits	(1)	3	(1)	1

Total interest income (1)	107	40	4	151

Interest expense on:
Savings accounts	1	(7)	—	(6)
Certificates of deposit	(10)	(34)	2	(42)
Money market accounts	6	—	—	6
Now accounts	—	—	—	—

Total interest-bearing deposits	11	(51)	(2)	(42)
Federal Home Loan Bank advances	11	(10)	—	1

Total interest expense (1)	17	(55)	(3)	(41)

Change in net interest income	$90	$95	$7	$192

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

	For the Six Months Ended June 30, 2013 vs 2012
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$457	$(93)	$(23)	$341
Investment securities	(51)	(56)	19	(88)
Certificates of deposit	5	(1)	—	4
Interest earning deposits	(3)	6	(2)	1

Total interest income (1)	213	40	5	258

Interest expense on:
Savings accounts	1	(10)	—	(9)
Certificates of deposit	(8)	(63)	1	(70)
Money market accounts	14	(1)	(1)	12
Now accounts	—	—	—	—

Total interest-bearing deposits	26	(88)	(5)	(67)
Federal Home Loan Bank advances	20	(13)	(5)	2

Total interest expense (1)	37	(95)	(7)	(65)

Change in net interest income	$176	$135	$12	$323

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

General. Net income increased by $124,000 to $61,000 for the three months ended June 30, 2013 compared to a net loss of $63,000 for the same period in 2012. The increase in net income for the three month period is primarily attributable to higher net interest income, partially offset by increased expenses related to salary and benefits, data processing and advertising expenses.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $192,000, or 27.5%, during the three months ended June 30, 2013 compared to the same period in 2012, as a result of the increase in interest income and the decline in interest expense. Due to the items discussed in Interest Income and Interest Expense sections below, our net interest rate spread increased to 3.54% for the three months ended June 30, 2013 compared to 3.11% for the three months ended June 30, 2012.

Interest Income. Interest income increased by $151,000, or 15.8%, to $1.1 million during the three months ended June 30, 2013 from $960,000 during the three months ended June 30, 2012. This increase was primarily the result of growth in loan interest income of $179,000, partially offset by a decline in investment securities interest income of $30,000. The increase in interest income on loans was due to the increase in average loan balances of $16.7 million, or 25.6%, partially offset by a decline in the average yield of 24 basis points compared to the same period last year. The decrease in interest income on investment securities was the result of a $5.9 million, or 33.8%, decrease in the average balance of investment securities for the 2013 period.

Interest Expense. Interest expense decreased by $41,000, or 16.0%, to $217,000 for the three months ended June 30, 2013 compared to $258,000 for the three months ended June 30, 2012. This decrease was almost entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 25 basis points, or 22.1%, partially offset by an increase in the average balance of interest-bearing deposits of $4.0 million, or 4.9%. The decrease in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The average rate on certificates of deposit dropped to 1.54% during the three months ended June 30, 2013 from 1.90% during the three months ended June 30, 2012. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposit at significantly lower interest rates.

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

Based on management’s evaluation of the above factors, the provision for loan losses was $55,000 for the three months ended June 30, 2013 compared to $167,000 for the three months ended June 30, 2012. The decrease in the provision for loan losses was mainly due to large specific reserve taken in the 2012 period for a nonperforming residential mortgage loan. In both of the periods, loan growth and the increase in our commercial loan mix within the loan portfolio contributed to the amount of provision recorded. Management believes, to the best of their knowledge, that all known losses as of June 30, 2013 have been recorded.

The allowance for loan losses represented 0.84% of gross loans at June 30, 2013 and 1.09% of gross loans as of December 31, 2012. The decline was attributable to the reduction of specific reserves as the result of a charge-off taken during the three months ended June 30, 2013. Based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $66,000 for the three months ended June 30, 2013 compared to $113,000 for the same period in 2012. The $47,000, or 41.7%, decrease in non-interest income is primarily attributable to the $53,000 decrease in gains on sales of securities available for sale partially offset by higher loan fees of $9,000 for the 2013 period.

Non-Interest Expenses. Non-interest expenses increased by $68,000, or 9.1%, to $821,000 for the three months ended June 30, 2013 compared to $753,000 during the same period in 2012. The increase was primarily due to a $32,000, or 9.2%, increase in salaries and employee benefits due to higher staffing levels and merit salary increases, a $15,000, or 18.6%, increase in data processing due to new products and higher transaction volumes, a $10,000 increase in advertising expenditures due to our increased marketing efforts and a $4,000 for post robbery security expenditures in 2013.

Income Tax Expense. Income tax expense (benefit) amounted to $23,000 and $(42,000), respectively, for the three months ended June 30, 2013 and 2012 resulting in effective tax rates of 27.2% and (40.0)%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income (Loss). Total comprehensive income (loss) for the periods presented consisted of net income (loss) and the change in unrealized gains (losses) on securities available for sale, net of income tax. For each of the three months ended June 30, 2013 and 2012, we had a comprehensive loss of $89,000. The increase in net income of $124,000 was offset by the impact of the mark to market of the securities available for sale portfolio as the long term interest rates rose during the three months ended June 30, 2013.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012

General. Net income increased by $148,000 to $112,000 for the six months ended June 30, 2013 compared to net loss of $36,000 for the same period in 2012. The increase in net income for the six month period is primarily attributable to higher net interest income, partially offset by increased expenses related to higher salary and benefit, advertising, data processing and regulatory expenses.

Net Interest Income. Net interest income increased by $323,000, or 22.9%, during the six months ended June 30, 2013 compared to the same period in 2012, as a result of the increase in interest income and the decline in interest expense. Due to the items discussed in Interest Income and Interest Expense sections below, our net interest rate spread increased to 3.48% for the six months ended June 30, 2013 compared to 3.16% for the six months ended June 30, 2012.

Interest Income. Interest income increased by $258,000, or 13.3%, to $2.2 million during the six months ended June 30, 2013 from $1.9 million during the six months ended June 30, 2012. This increase was primarily the result of growth in loan interest income of $340,000, partially offset by a decline in investment securities interest income of $88,000. The increase in interest income on loans was due to the increase in average loan balances of $16.8 million, or 26.1%, partially offset by a decline in the average yield of 27 basis points compared to the same period last year. The decrease in interest income on investment securities was the result of a $5.8 million, or 34.6%, decrease in the average balance of investment securities and the decline in the yield of 67 basis points for the 2013 period.

Interest Expense. Interest expense decreased by $65,000, or 12.7%, to $452,000 for the six months ended June 30, 2013 compared to $517,000 for the six months ended June 30, 2012. This decrease was attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 21 basis points, or 18.4%, partially offset by an increase in the average balance of interest-bearing deposits of $4.5 million, or 5.6%. The decline in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The average rate on certificates of deposit dropped to 1.60% during the six months ended June 30, 2013 from 1.93% during the six months ended June 30, 2012. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposit at significantly lower interest rates.

Provision for Loan Losses. The provision for loan losses was $83,000 for the six months ended June 30, 2013 compared to $172,000 for the six months ended June 30, 2012. The decrease in the provision for loan losses was mainly due to large specific reserve taken in the 2012 period for a nonperforming residential mortgage loan. In both of the periods, loan growth and the increase in our commercial loan mix within the loan portfolio contributed to the amount of provision recorded.

Non-Interest Income. Non-interest income was $130,000 for the six months ended June 30, 2013 compared to $191,000 for the same period in 2012. The $61,000, or 31.6%, decrease in non-interest income is primarily attributable to a $68,000 decrease in gains on the sale of securities available for sale and a decrease in other income of $13,000 due to the collection of rental income on an OREO property during the six months ended June 30, 2012. These items were partially offset by the increase in gains recognized on loans held for sale of $5,000 and higher loan fees of $11,000 for the six months ended June 30, 2013.

Non-Interest Expenses. Non-interest expense increased $138,000, or 9.2%, to $1.6 million for the six months ended June 30, 2013 compared to $1.5 million during the same period in 2012. The increase was due primarily to a $64,000, or 9.1%, increase in salaries and employee benefits due to higher staffing levels and merit salary increases, a $24,000, or 14.8%, increase in data processing due to new products and higher transaction volumes, a $20,000 increase in advertising expenditures due to our increased marketing efforts, a $17,000 increase in the Maryland Department of Financial Regulation assessment expense due to 2012 including an adjustment from 2011 that decreased the 2012 expense and $11,000 in post robbery security expenditures for the 2013 period. These items were partially offset by an $18,000 decrease on the loss on sale and repair expenditures for OREO properties.

Income Tax Expense. Income tax expense (benefit) amounted to $33,000 and $(33,000), respectively, for the six months ended June 30, 2013 and 2012 resulting in effective tax rates of 22.9% and (47.4)%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income (Loss). Total comprehensive income (loss) for the periods presented consisted of net income (loss) and the change in unrealized gains (losses) on securities available for sale, net of income tax. For the six months ended June 30, 2013, we had a total comprehensive loss of $50,000 compared to $38,000 for the six months ended June 30, 2012. The increase in net income of $148,000 was more than offset by the impact of the mark to market of the securities available for sale portfolio as the long term interest rates rose during the six months ended June 30, 2013.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012.

Assets. Total assets increased by $4.6 million, or 4.4%, to $107.1 million at June 30, 2013 compared to $102.5 million at December 31, 2012.

Loans. Net loans increased by $4.4 million, or 5.7%, to $82.3 million at June 30, 2013 from $77.9 million at December 31, 2012. New loan originations of $12.6 million during the six month period ending June 30, 2013 were offset by loan payoffs of $6.2 million and scheduled principal repayments of $2.2 million. Consistent with our business strategy, we increased the amount of commercial real estate loans in our portfolio by $4.6 million, or 17.7%, during the six months ended June 30, 2013.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $561,000 and $1.4 million, respectively, at June 30, 2013 compared to $678,000 and $1.5 million, respectively, at December 31, 2012. The ratio of nonperforming loans to total loans was 0.68% at June 30, 2013 compared to 0.86% at December 31, 2012. In addition, our ratio of nonperforming assets was 1.27% as of June 30, 2013 compared to 1.43% as of December 31, 2012.

Deposits. Deposits increased by $3.7 million, or 4.2%, to $91.2 million at June 30, 2013 from $87.5 million at December 31, 2012. Non-interest and interest bearing checking deposits increased by $2.5 million, or 33.7% and money market accounts increased by $1.9 million, or 23.8%. Certificates of deposit decreased by $924,000, or 2.5%. We will continue to focus our efforts to improve our funding mix and increase core deposits.

Stockholders’ Equity. Stockholders’ equity decreased by $184,000, or 2.2%, to $8.3 million at June 30, 2013 from $8.5 million at December 31, 2012. The decrease was due to the repurchase of common stock for the 2011 Employee Recognition and Retention Plan and Trust of $134,000 and a decline in accumulated other comprehensive income of $161,000. The change in accumulated other comprehensive income was due to the impact of higher long term interest rates on the mark to market of our securities available for sale portfolio. These items were partially offset by the increase in retained earnings due to the net income for the six months ended June 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2013.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At June 30, 2013, cash and cash equivalents totaled $4.4 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2013, we had $3.3 million in loan origination commitments outstanding and $5.7 million in unused available lines of credit. Certificates of deposit due within one year of June 30, 2013 totaled $13.2 million, or 14.4% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, acquiring brokered deposits, Federal Home Loan Bank advances and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2013.

Our primary investing activity is originating loans. During the six months ended June 30, 2013 and the year ended December 31, 2012, we originated $12.6 million and $27.5 million in loans, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the six months ended June 30, 2013 of $3.7 million, or 4.2%. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances totaled $7.5 million at June 30, 2013 and $6.5 million at December 31, 2012. At June 30, 2013, we had the ability to borrow up to an additional $3.7 million from the Federal Home Loan Bank of Atlanta and $6.0 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, up to 15% of total deposits, as a funding source. At June 30, 2013, we had $1.0 million in brokered CDs and the ability to acquire up to $14 million in additional brokered deposits.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at June 30, 2013 and December 31, 2012 are as follows:

(in thousands)	At June 30, 2013	At December 31, 2012
Commitments to extend credit:
Consumer loans	$1,892	$315
Commercial loans	1,453	935

	3,345	1,250

Commitments under available lines of credit:
Consumer loans	3,197	3,355
Commercial loans	2,487	2,045

	5,684	5,400

Total Commitments	$9,029	$6,650

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2013 or December 31, 2012 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three months ended June 30, 2013, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

statements regarding our business plans, prospects and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate lending and related products, (ii) increasing certain deposit products and products aimed at the business community, (iii) increasing core deposits and improving our funding mix, and (iv) retention of maturing certificates of deposit;

•	statement regarding increased loan opportunities as market conditions return to a more normal level;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statements regarding adequate liquidity for our short- and long-term needs;

•	statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recorded; and

•	statement regarding the impact of pending legal proceedings.

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2013.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased shares of its common stock during the three months ended June 30, 2013 as follows:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2013	1,222	$12.05	1,222	6,561
May 2013	1,900	12.55	1,900	4,661
June 2013	4,661	12.98	4,661	0

Total	7,783	$12.73	7,783

(1)	On February 20, 2013, our Board of Directors authorized the Company to repurchase up to 10,783 shares of our common stock, for an aggregate expenditure of not more than $162,000, through August 31, 2013, or earlier termination of the program by the Board, to fund the 2011 Employee Recognition and Retention Plan and Trust.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL BANCORP, INC.

Date: August 13, 2013	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)