Form 10-Q
period 2013-09-30
Carroll Bancorp, Inc.
filed 2013-11-08
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 359,456 shares of common stock outstanding at November 8, 2013.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets:
Cash and due from banks	$1,323,763	$1,402,533
Interest-bearing deposits with depository institutions	2,947,187	3,468,641

Cash and cash equivalents	4,270,950	4,871,174
Certificates of deposit with depository institutions	2,600,078	2,600,130
Securities available for sale, at fair value	11,243,597	11,396,429
Loans, net of allowance for loan losses - September 30, 2013 $695,000 and December 31, 2012 $859,000	83,455,108	77,882,905
Accrued interest receivable	272,541	296,949
Other equity securities, at cost	631,696	585,496
Bank-owned life insurance	1,976,499	1,929,045
Premises and equipment, net	1,421,281	1,345,409
Foreclosed assets	794,399	788,619
Other assets	594,982	835,792

Total assets	$107,261,131	$102,531,948

Liabilities:
Deposits
Noninterest-bearing	$5,441,494	$3,491,050
Interest-bearing	85,735,086	83,962,016

Total deposits	91,176,580	87,453,066
Federal Home Loan Bank Advances	7,500,000	6,500,000
Other liabilities	177,657	111,051

Total liabilities	98,854,237	94,064,117

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 shares at September 30, 2013 and December 31, 2012, respectively	3,595	3,595
Additional paid-in capital	2,884,039	2,884,039
Unallocated ESOP shares	(194,103)	(194,103)
Unallocated RSP shares	(133,947)	—
Retained earnings	5,880,189	5,705,419
Accumulated other comprehensive (loss) income	(32,879)	68,881

Total stockholders’ equity	8,406,894	8,467,831

Total liabilities and stockholders’ equity	$107,261,131	$102,531,948

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans	$1,038,234	$956,141	$3,136,931	$2,714,533
Securities available for sale	40,962	46,942	100,228	177,094
Securities held to maturity	—	9,013	—	25,700
Certificates of deposit	9,699	9,379	28,780	24,311
Interest-earning deposits	4,110	3,242	13,785	12,689

Total interest income	1,093,005	1,024,717	3,279,724	2,954,327
Interest expense:
Deposits	162,869	218,387	554,898	677,829
Borrowings	30,394	29,261	89,924	87,147

Total interest expense	193,263	247,648	644,822	764,976

Net interest income	899,742	777,069	2,634,902	2,189,351
Provision for loan losses	936	8,000	83,740	180,196

Net interest income after provision for loan losses	898,806	769,069	2,551,162	2,009,155

Non-interest income:
Gain on sale of securities	—	13,122	16,594	97,936
Gain on loans held for sale	—	—	6,535	1,612
Increase in cash surrender value - life insurance	16,091	16,899	47,453	46,051
Customer service fees	24,295	19,137	62,567	54,417
Loan fee income	14,752	8,875	47,037	29,868
Other income	2,700	7,316	7,982	25,988

Total non-interest income	57,838	65,349	188,168	255,872
Non-interest expense:
Salaries and employee benefits	390,325	357,087	1,155,795	1,058,812
Premises and equipment	76,477	75,522	233,579	225,771
Data processing	122,644	88,762	312,241	253,971
Professional fees	82,632	74,805	237,861	238,577
FDIC insurance	22,889	21,577	67,805	65,657
Directors’ fees	36,575	32,225	106,675	94,450
Corporate insurance	9,471	11,784	27,910	35,352
Printing and office supplies	11,154	7,876	33,145	29,860
Provision for losses and costs on real estate acquired through foreclosure	11,183	27,194	43,785	84,686
Other operating expenses	84,761	74,627	266,978	184,189

Total non-interest expenses	848,111	771,459	2,485,774	2,271,325
Income (loss) before income tax expense (benefit)	108,533	62,959	253,556	(6,298)
Income tax expense (benefit)	45,632	24,169	78,786	(8,649)

Net income	$62,901	$38,790	$174,770	$2,351

Basic/diluted earnings per share	$0.19	$0.11	$0.52	$0.01

Basic/diluted weighted average shares outstanding	329,263	338,967	334,322	338,967

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$62,901	$38,790	$174,770	$2,351

Other comprehensive income (loss), before income tax:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	99,539	103,305	(153,007)	185,280
Less reclassification adjustment for gains on the sale of securities available for sale included in net income	—	13,122	16,594	97,936

Other comprehensive income (loss), before income tax	99,539	90,183	(169,601)	87,344
Income tax effect	39,816	36,074	(67,841)	34,938

Other comprehensive income (loss), net of tax	59,723	54,109	(101,760)	52,406

Total comprehensive income	$122,624	$92,899	$73,010	$54,757

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2013 and 2012

(unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Unallocated RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at January 1, 2013	$3,595	$2,884,039	$(194,103)	$—	$5,705,419	$68,881	$8,467,831
Net income					174,770		174,770
Other comprehensive loss						(101,760)	(101,760)
Common stock acquired by RSP				(133,947)			(133,947)

Balances at September 30, 2013	$3,595	$2,884,039	$(194,103)	$(133,947)	$5,880,189	$(32,879)	$8,406,894

Balances at January 1, 2012	$3,595	$2,883,833	$(204,887)	$—	$5,768,122	$48,117	$8,498,780
Net income					2,351		2,351
Other comprehensive income						52,406	52,406
ESOP allocated shares FMV adjustment		183					183

Balances at September 30, 2012	$3,595	$2,884,016	$(204,887)	$—	$5,770,473	$100,523	$8,553,720

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$174,770	$2,351
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(16,594)	(97,936)
Gain on sale of loans held for sale	(6,535)	(1,612)
Origination of loans held for sale	(367,000)	(487,800)
Proceeds from sale of loans held for sale	373,535	268,612
Amortization and accretion of securities	169,264	199,383
Amortization of deferred loan costs, net of origination fees	26,789	12,874
Provision for loan losses	83,740	180,196
Provision for loss on real estate acquired through foreclosure	10,000	4,965
(Gain) loss on sale of real estate acquired through foreclosure	(1,388)	22,031
Depreciation of premises and equipment	106,795	101,367
Increase in cash surrender value of bank-owned life insurance	(47,453)	(46,051)
ESOP compensation expense	8,100	8,283
Decrease (increase) in deferred tax assets	78,749	(34,147)
Decrease (increase) in accrued interest receivable	24,407	(26,407)
Decrease in other assets	229,956	102,617
Increase in other liabilities	58,506	22,587

Net cash provided by operating activities	905,641	231,313
Cash flows from investing activities:
Purchase of securities available for sale	(4,778,216)	(13,631,105)
Purchase of securities held to maturity	—	(289,767)
Proceeds from sales of securities available for sale	2,064,570	11,940,584
Principal collected on securities available for sale	2,544,206	2,794,655
Purchase of certificates of deposits	—	(1,350,000)
Redemption of certificates of deposit	—	500,000
Increase in loans	(5,907,732)	(7,780,598)
Purchase of bank-owned life insurance	—	(400,000)
Purchase of premises and equipment	(182,668)	(16,782)
Redemption of other equity securities	21,300	8,400
Purchase of other equity securities	(67,500)	—
Capitalized costs on real estate acquired through foreclosure	(2,280)	(42,756)
Proceeds from the sale of real estate acquired through foreclosure	212,888	1,023,525

Net cash used by investing activities	(6,095,432)	(7,243,844)
Cash flows from financing activities:
Increase in deposits	3,723,514	3,120,110
Increase in FHLB Advances	1,000,000	—
Purchase of common stock for RSP	(133,947)	—

Net cash provided by financing activities	4,589,567	3,120,110

Net decrease in cash and cash equivalents	(600,224)	(3,892,421)
Cash and cash equivalents, beginning balance	4,871,174	9,184,483

Cash and cash equivalents, ending balance	$4,270,950	$5,292,062

Supplemental disclosure of cash flow information:
Interest paid	$645,425	$767,742
Income tax refund	$(30,859)	$(7,585)

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$225,000	$211,500

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that pertain to the Company’s consolidated financial statements.

Note 2.	Securities

The amortized cost and fair value of securities available for sale at September 30, 2013 and December 31, 2012 are as follows:

	At September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$10,197,207	$45,960	$90,501	$10,152,666
Asset-backed securities (SLMA)	817,681	1,270	23	818,928
Municipal bonds	283,508	—	11,505	272,003

	$11,298,396	$47,230	$102,029	$11,243,597

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$10,330,920	$109,344	$77	$10,440,187
Asset-backed securities (SLMA)	950,707	5,535	—	956,242

	$11,281,627	$114,879	$77	$11,396,429

The Bank had no private label residential mortgage-backed securities at September 30, 2013 and December 31, 2012 or during the nine months or year then ended, respectively.

The amortized cost and fair value of securities available for sale at September 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2013		At December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	1,181,708	1,183,481	—	—
After 5 years through 10 years	2,408,831	2,428,455	6,132,380	6,196,969
Over 10 years	7,707,857	7,631,661	5,149,247	5,199,460

	$11,298,396	$11,243,597	$11,281,627	$11,396,429

The Bank sold $2.1 million and $11.9 million, respectively, in securities available for sale during the nine months ended September 30, 2013 and 2012. From those sale transactions, the Bank recognized gross realized gains of $16,594 and $97,936, respectively, for the same periods.

Securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$5,496,326	$90,501	$—	$—	$5,496,326	$90,501
Asset-backed securities (SLMA)	70,640	23	—	—	70,640	23
Municipal bonds	272,003	11,505	—	—	272,003	11,505

	$5,838,969	$102,029	$—	$—	$5,838,969	$102,029

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$861,385	$77	$—	$—	$861,385	$77
Asset-backed securities (SLMA)	—	—			—	—

	$861,385	$77	$—	$—	$861,385	$77

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.5 million and $550,000 at September 30, 2013 and December 31, 2012, respectively.

Note 3.	Loans

Loans at September 30, 2013 and December 31, 2012 are summarized as follows:

	At September 30, 2013		At December 31, 2012
		Percent		Percent
	Balance	of Total	Balance	of Total
Residential owner occupied - first lien	$38,998,454	46.4%	$38,896,089	49.4%
Residential owner occupied - junior lien	5,561,284	6.6%	5,251,002	6.7%
Residential non-owner occupied (investor)	7,873,847	9.4%	8,276,068	10.5%
Commercial owner occupied	7,500,710	8.9%	7,143,738	9.1%
Other commercial loans	23,858,085	28.4%	18,935,142	24.1%
Consumer loans	229,026	0.3%	151,427	0.2%

Total loans	84,021,406	100.0%	78,653,466	100.0%

Net deferred fees, costs and purchase premiums	128,702		88,439
Allowance for loan losses	(695,000)		(859,000)

Total loans, net	$83,455,108		$77,882,905

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$253,831	$26,465	$88,372	$70,349	$254,983	$—	$694,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	64	—	—	—	—	—	64
Provision	3,113	(260)	(6,553)	1,232	3,404	—	936

Ending Balance	$257,008	$26,205	$81,819	$71,581	$258,387	$—	$695,000

	For the Three Months Ended September 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$374,966	$19,477	$64,453	$62,632	$170,472	$—	$692,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	(9,032)	(866)	499	(2,072)	19,471	—	8,000

Ending Balance	$365,934	$18,611	$64,952	$60,560	$189,943	$—	$700,000

	For the Nine Months Ended September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000
Charge-offs	247,804	—	—	—	—	—	247,804
Recoveries	64	—	—	—	—	—	64
Provision	193,883	1,053	(153,562)	2,145	40,221	—	83,740

Ending Balance	$257,008	$26,205	$81,819	$71,581	$258,387	$—	$695,000

	For the Nine Months Ended September 30, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$334,087	$32,180	$69,025	$33,076	$125,632	$—	$594,000
Charge-offs	54,204	19,992	—	—	—	—	74,196
Recoveries	—	—	—	—	—	—	—
Provision	86,051	6,423	(4,073)	27,484	64,311	—	180,196

Ending Balance	$365,934	$18,611	$64,952	$60,560	$189,943	$—	$700,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$257,008	$26,205	$81,819	$71,581	$258,387	$—	$695,000

Ending balance: individually evaluated for impairment	$—	$—	$21,204	$—	$—	$—	$21,204

Ending balance: collectively evaluated for impairment	$257,008	$26,205	$60,615	$71,581	$258,387	$—	$673,796

Loans:
Ending balance	$38,998,454	$5,561,284	$7,873,847	$7,500,710	$23,858,085	$229,026	$84,021,406

Ending balance: individually evaluated for impairment	$521,056	$9,465	$703,796	$—	$—	$—	$1,234,317

Ending balance: collectively evaluated for impairment	$38,477,398	$5,551,819	$7,170,051	$7,500,710	$23,858,085	$229,026	$82,787,089

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000

Ending balance: individually evaluated for impairment	$84,303	$—	$173,501	$—	$—	$—	$257,804

Ending balance: collectively evaluated for impairment	$226,562	$25,152	$61,880	$69,436	$218,166	$—	$601,196

Loans:
Ending balance	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

Ending balance: individually evaluated for impairment	$405,147	$—	$272,501	$—	$—	$—	$677,648

Ending balance: collectively evaluated for impairment	$38,387,942	$5,251,002	$8,003,567	$7,143,738	$18,935,142	$254,427	$77,975,818

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$38,477,398	$5,551,819	$7,170,051	$7,500,710	$23,858,085	$229,026	$82,787,089
Special Mention	—	—	—	—	—	—	—
Substandard	521,056	9,465	703,796	—	—	—	1,234,317
Doubtful	—	—	—	—	—	—	—

Total	$38,998,454	$5,561,284	$7,873,847	$7,500,710	$23,858,085	$229,026	$84,021,406

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$38,387,942	$5,251,002	$7,768,867	$6,897,295	$18,935,142	$254,427	$77,494,675
Special Mention	—	—	234,700	246,443	—	—	481,143
Substandard	405,147	—	272,501	—	—	—	677,648
Doubtful	—	—	—	—	—	—	—

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,951,903	$5,551,819	$7,785,143	$7,500,710	$23,858,085	$229,026	$82,876,686

30-59 days past due	525,495	—	—	—	—	—	525,495
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	521,056	9,465	88,704	—	—	—	619,225

Total past due	1,046,551	9,465	88,704	—	—	—	1,144,720

Total	$38,998,454	$5,561,284	$7,873,847	$7,500,710	$23,858,085	$229,026	$84,021,406

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,033,114	$5,122,006	$8,276,068	$7,143,738	$18,935,142	$254,427	$77,764,495

30-59 days past due	—	128,996	—	—	—	—	128,996
60-89 days past due	354,828	—	—	—	—	—	354,828
Greater than 90 days past due	405,147	—	—	—	—	—	405,147

Total past due	759,975	128,996	—	—	—	—	888,971

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

The following tables are a summary of impaired loans by portfolio segment at September 30, 2013 and December 31, 2012:

	At September 30, 2013
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$521,056	$9,465	$126,708	$—	$—	$—	$657,229
Unpaid Principal Balance	768,860	9,465	126,708	—	—	—	905,033

With an allowance recorded:
Recorded Investment	$—	$—	$88,704	$—	$—	$—	$88,704
Unpaid Principal Balance	—	—	88,704	—	—	—	88,704
Related Allowance	—	—	21,204	—	—	—	21,204

Total impaired loans:
Recorded Investment	$521,056	$9,465	$215,412	$—	$—	$—	$745,933
Unpaid Principal Balance	768,860	9,465	215,412	—	—	—	993,737
Related Allowance	—	—	21,204	—	—	—	21,204

	At December 31, 2012
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$310,844	$—	$—	$—	$—	$—	$310,844
Unpaid Principal Balance	398,257	—	—	—	—	—	398,257

With an allowance recorded:
Recorded Investment	$94,303	$—	$272,501	$—	$—	$—	$366,804
Unpaid Principal Balance	94,303	—	272,501	—	—	—	366,804
Related Allowance	84,303	—	173,501	—	—	—	257,804

Total impaired loans:
Recorded Investment	$405,147	$—	$272,501	$—	$—	$—	$677,648
Unpaid Principal Balance	492,560	—	272,501	—	—	—	765,061
Related Allowance	84,303	—	173,501	—	—	—	257,804

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30, 2013
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$431,098	$4,733	$127,669	$—	$—	$—	$563,500
Interest income that would have been recognized	4,085	44	982	—	—	—	5,111
Interest income recognized (cash basis)	—	—	982	—	—	—	982
Interest income foregone	4,085	44	—	—	—	—	4,129

With an allowance recorded:
Average recorded investment	$—	$—	$90,211	$—	$—	$—	$90,211
Interest income that would have been recognized	—	—	1,657	—	—	—	1,657
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	—	—	1,657	—	—	—	1,657

Total impaired loans:
Average recorded investment	$431,098	$4,733	$217,880	$—	$—	$—	$653,711
Interest income that would have been recognized	4,085	44	2,639	—	—	—	6,768
Interest income recognized (cash basis)	—	—	982	—	—	—	982
Interest income foregone	4,085	44	1,657	—	—	—	5,786

	For the Three Months Ended September 30, 2012
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$138,186	$—	$—	$—	$—	$—	$138,186
Interest income that would have been recognized	6,321	—	—	—	—	—	6,321
Interest income recognized (cash basis)	2,258	—	—	—	—	—	2,258
Interest income foregone	4,063	—	—	—	—	—	4,063

With an allowance recorded:
Average recorded investment	$514,372	$—	$—	$—	$—	$—	$514,372
Interest income that would have been recognized	12,222	—	—	—	—	—	12,222
Interest income recognized (cash basis)	23,783	—	—	—	—	—	23,783
Interest income foregone (recovered)	(11,561)	—	—	—	—	—	(11,561)

Total impaired loans:
Average recorded investment	$652,558	$—	$—	$—	$—	$—	$652,558
Interest income that would have been recognized	18,543	—	—	—	—	—	18,543
Interest income recognized (cash basis)	26,041	—	—	—	—	—	26,041
Interest income foregone (recovered)	(7,498)	—	—	—	—	—	(7,498)

	For the Nine Months Ended September 30, 2013
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$349,510	$2,366	$96,500	$—	$—	$—	$448,376
Interest income that would have been recognized	18,987	44	1,947	—	—	—	20,978
Interest income recognized (cash basis)	—	—	1,947	—	—	—	1,947
Interest income foregone	18,987	44	—	—	—	—	19,031

With an allowance recorded:
Average recorded investment	$183,402	$—	$45,106	$—	$—	$—	$228,508
Interest income that would have been recognized	5,390	—	3,947	—	—	—	9,337
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	5,390	—	3,947	—	—	—	9,337

Total impaired loans:
Average recorded investment	$532,912	$2,366	$141,606	$—	$—	$—	$676,884
Interest income that would have been recognized	24,377	44	5,894	—	—	—	30,315
Interest income recognized (cash basis)	—	—	1,947	—	—	—	1,947
Interest income foregone	24,377	44	3,947	—	—	—	28,368

	For the Nine Months Ended September 30, 2012
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$146,554	$—	$—	$—	$—	$—	$146,554
Interest income that would have been recognized	9,759	—	—	—	—	—	9,759
Interest income recognized (cash basis)	2,445	—	—	—	—	—	2,445
Interest income foregone	7,314	—	—	—	—	—	7,314

With an allowance recorded:
Average recorded investment	$497,000	$6,664	$—	$—	$—	$—	$503,664
Interest income that would have been recognized	30,623	311	—	—	—	—	30,934
Interest income recognized (cash basis)	31,058	—	—	—	—	—	31,058
Interest income foregone (recovered)	(435)	311	—	—	—	—	(124)

Total impaired loans:
Average recorded investment	$643,554	$6,664	$—	$—	$—	$—	$650,218
Interest income that would have been recognized	40,382	311	—	—	—	—	40,693
Interest income recognized (cash basis)	33,503	—	—	—	—	—	33,503
Interest income foregone	6,879	311	—	—	—	—	7,190

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at September 30, 2013 and December 31, 2012:

	At September 30, 2013	At December 31, 2012
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	799,374
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	—	799,374

Nonperforming loans:
Impaired nonperforming loans:
Residential owner occupied - first lien	521,056	405,147
Residential owner occupied - junior lien	9,465	—
Residential non-owner occupied (investor)	88,704	272,501
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	126,708	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans:	745,933	677,648

Total impaired loans	$745,933	$1,477,022

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

The following table is a summary of impaired loans that were modified pursuant to a TDR during the three and nine months ended September 30, 2013 and 2012:

Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	During the Three Months Ended September 30, 2013

Residential non-owner occupied (investor)	—	$—	$—

	During the Three Months Ended September 30, 2012

Residential real estate mortgage	—	$—	$—

	During the Nine Months Ended September 30, 2013

Residential non-owner occupied (investor)	1	$127,675	$130,664

	During the Nine Months Ended September 30, 2012

Residential real estate mortgage	1	$296,992	$296,992

There were no defaults on any TDRs (that were restructured within the previous twelve months) during the nine months ending September 30, 2013 or September 30, 2012.

Note 5.	Deposits

Deposits were comprised of the following at September 30, 2013 and December 31, 2012:

	At September 30, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$5,441,494	6.0%	$3,491,050	4.0%
Interest-bearing checking	4,654,326	5.1%	3,931,363	4.5%
Savings	1,956,762	2.1%	1,942,516	2.2%
Premium savings	22,642,043	24.8%	22,942,268	26.2%
IRA savings	9,211,396	10.1%	10,217,317	11.7%
Money market	10,230,688	11.2%	7,925,721	9.1%
Certificates of deposit	37,039,871	40.7%	37,002,831	42.3%

Total deposits	$91,176,580	100.0%	$87,453,066	100.0%

Certificates of deposit scheduled maturities are as follows:

	At September 30, 2013	At December 31, 2012
Period to Maturity:
Less than or equal to one year	$10,914,568	$18,013,517
More than one to two years	8,545,343	3,377,826
More than two to three years	2,511,046	5,396,236
More than three to four years	8,260,873	3,037,702
More than four to five years	6,808,041	7,177,550

Total certificates of deposit	$37,039,871	$37,002,831

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 6.	Fair Value Measurements

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$10,152,666	$—	$10,152,666	$—
Asset-backed securities (SLMA)	818,928	—	818,928	—
Municipal bonds	272,003	—	272,003	—

Total securities available for sale	$11,243,597	$—	$11,243,597	$—

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$10,440,187	$—	$10,440,187	$—
Asset-backed securities (SLMA)	956,242	—	956,242	—

Total securities available for sale	$11,396,429	$—	$11,396,429	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$521,056	$—	$—	$521,056
Residential owner occupied - junior lien	9,465	—	—	9,465
Residential non-owner occupied (investor)	215,412	—	—	215,412

Total nonperforming impaired loans	$745,933	$—	$—	$745,933

Foreclosed real estate	$794,399	$—	$—	$794,399

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$405,147	$—	$—	$405,147
Residential non-owner occupied (investor)	272,501	—	—	272,501

Total nonperforming impaired loans	$677,648	$—	$—	$677,648

Foreclosed real estate	$788,619	$—	$—	$788,619

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2012	$638,945	$1,773,200
Total realized and unrealized gains (losses):
Included in net income	(161,610)	(79,756)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(47,667)	(1,210,065)
Transfers in and/or out of Level 3	247,980	305,240

Balance, December 31, 2012	$677,648	$788,619

Total realized and unrealized gains (losses):
Included in net income	(247,804)	(10,000)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(10,713)	(209,220)
Transfers in and/or out of Level 3	326,802	225,000

Balance, September 30, 2013	$745,933	$794,399

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

The estimated fair values of the Company’s financial instruments were as follows:

	At September 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,600,078	$2,600,078	$—	$2,600,078	$—
Securities available for sale	11,243,597	11,243,597	—	11,243,597	—
Loans, net of allowance for loan losses	83,455,108	86,023,000	—	—	86,023,000
Foreclosed assets	794,399	794,399	—	—	794,399
Bank-owned life insurance	1,976,499	1,976,499	—	1,976,499	—
Other equity securities	631,696	631,696	—	—	631,696

Financial instruments - liabilities:
Deposits	$91,176,580	$91,129,000	$—	$91,129,000	$—
Federal Home Loan Bank advances	7,500,000	7,770,000	—	7,770,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,600,130	$2,600,130	$—	$2,600,130	$—
Securities available for sale	11,396,429	11,396,429	—	11,396,429	—
Loans, net of allowance for loan losses	77,882,905	80,821,000	—	—	80,821,000
Foreclosed assets	788,619	788,619	—	—	788,619
Bank-owned life insurance	1,929,045	1,929,045	—	1,929,045	—
Other equity securities	585,496	585,496	—	—	585,496

Financial instruments - liabilities:
Deposits	$87,453,066	$87,954,000	$—	$87,954,000	$—
Federal Home Loan Bank advances	6,500,000	6,879,000	—	6,879,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 7.	Stockholders’ Equity

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

On February 20, 2013, the Board of Directors authorized the Company to repurchase up to 10,783 shares of common stock for the 2011 Employee Recognition and Retention Plan and Trust. As of June 18, 2013 all 10,783 shares were repurchased at an aggregate expenditure of $134,000, or $12.42 per share. The shares will be held in trust for the allocation to employees and non-employee directors as directed by the Compensation Committee of the Board.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of September 30, 2013, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios at September 30, 2013 and December 31, 2012 are presented in the table below:

	At September 30, 2013
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,654	12.8%	$5,399	8.0%	$6,749	10.0%
Tier 1 capital (to risk-weighted assets)	7,959	11.8%	2,700	4.0%	4,050	6.0%
Tier 1 capital (to average assets)	7,959	7.5%	4,234	4.0%	5,292	5.0%
Tangible capital (to tangible assets)	8,101	7.6%	1,609	1.5%	N/A	N/A

	At December 31, 2012
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,464	13.4%	$5,047	8.0%	$6,309	10.0%
Tier 1 capital (to risk-weighted assets)	7,675	12.2%	2,523	4.0%	3,785	6.0%
Tier 1 capital (to average assets)	7,675	7.6%	4,064	4.0%	5,080	5.0%
Tangible capital (to tangible assets)	8,028	7.8%	1,538	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At September 30, 2013	At December 31, 2012
Consolidated GAAP equity	$8,407	$8,468
Consolidated equity in excess of Bank equity	(306)	(440)

Bank GAAP equity - Tangible capital	8,101	8,028
Less:
Accumulated other comprehensive income (loss), net of tax	(33)	69
Disallowed deferred tax assets	175	284

Tier 1 capital	7,959	7,675
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	695	789

Total risk-based capital	$8,654	$8,464

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2013 and December 31, 2012. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

The following table summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended September 30,
( Dollars in thousands, except per share data)	2013	2012	$ Change	% Change
Net income	$63	$39	$24	61.5%
Earnings per share (basic and diluted)	0.19	0.11	0.08	72.7%

Interest income	1,093	1,025	68	6.6%
Interest expense	193	248	(55)	-22.2%
Net interest income	900	777	123	15.8%
Noninterest income	58	65	(7)	-10.8%
Noninterest expense	848	771	77	10.0%

Average Loans	82,995	70,360	12,635	18.0%
Average Earning Assets	99,437	91,269	8,168	8.9%
Average Interest-Bearing Liabilities	92,212	86,965	5,247	6.0%

Return on average assets	0.24%	0.16%
Return on average equity	2.98%	1.81%
Net interest margin	3.59%	3.39%

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net income	$175	$2	$173	NM
Earnings per share (basic and diluted)	0.52	0.01	0.51	NM

Interest income	3,280	2,954	326	11.0%
Interest expense	645	765	(120)	-15.7%
Net interest income	2,635	2,189	446	20.4%
Noninterest income	188	256	(68)	-26.6%
Noninterest expense	2,486	2,271	215	9.5%

Average Loans	81,959	66,525	15,434	23.2%
Average Earning Assets	98,878	89,619	9,259	10.3%
Average Interest-Bearing Liabilities	92,055	86,153	5,902	6.9%

Return on average assets	0.22%	0.00%
Return on average equity	2.76%	0.04%
Net interest margin	3.56%	3.26%

NM – Not Meaningful.

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

	For the Three Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$82,995	$1,038	4.96%	$70,360	$957	5.41%
Investment securities	11,541	41	1.41%	15,227	56	1.46%
Certificates of deposit	2,600	10	1.53%	2,550	9	1.40%
Interest-earning deposits	2,301	4	0.69%	3,132	3	0.38%

Total interest-earning assets	99,437	1,093	4.36%	91,269	1,025	4.47%

Noninterest-earning assets	6,641			7,225

Total assets	$106,078			$98,494

Interest-bearing liabilities:
Savings	$34,331	28	0.32%	$34,508	39	0.45%
Certificates of deposit	35,932	121	1.34%	37,549	169	1.79%
Money market	10,131	13	0.51%	6,135	10	0.65%
Interest-bearing checking	4,726	1	0.08%	3,773	1	0.11%

Total interest-bearing deposits	85,120	163	0.76%	81,965	219	1.06%
Federal Home Loan Bank advances	7,092	30	1.68%	5,000	29	2.31%

Total interest-bearing liabilities	92,212	193	0.83%	86,965	248	1.13%

Noninterest-bearing deposits	5,336			2,848
Noninterest-bearing liabilities	168			136

Total liabilities	97,716			89,949
Equity	8,362			8,545

Total liabilities and capital	$106,078			$98,494

Net interest income		$900			$777

Net interest rate spread (1)			3.53%			3.34%
Net interest-earning assets (2)	$7,225			$4,304

Net interest margin (3)			3.59%			3.39%

Average interest-earning assets to interest-bearing liabilities	107.84%			104.95%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$81,959	$3,137	5.12%	$66,525	$2,714	5.45%
Investment securities	11,223	100	1.19%	16,346	203	1.66%
Certificates of deposit	2,600	29	1.49%	2,152	24	1.49%
Interest-earning deposits	3,096	14	0.60%	4,596	13	0.38%

Total interest-earning assets	98,878	3,280	4.44%	89,619	2,954	4.40%

Noninterest-earning assets	6,429			7,841

Total assets	$105,307			$97,460

Interest-bearing liabilities:
Savings	$35,134	100	0.38%	$34,900	121	0.46%
Certificates of deposit	36,238	408	1.51%	37,338	527	1.89%
Money market	9,512	44	0.62%	5,493	27	0.66%
Interest-bearing checking	4,341	3	0.09%	3,422	3	0.12%

Total interest-bearing deposits	85,225	555	0.87%	81,153	678	1.12%
Federal Home Loan Bank advances	6,830	90	1.76%	5,000	87	2.32%

Total interest-bearing liabilities	92,055	645	0.94%	86,153	765	1.19%

Noninterest-bearing deposits	4,652			2,625
Noninterest-bearing liabilities	139			114

Total liabilities	96,846			88,892
Equity	8,461			8,568

Total liabilities and capital	$105,307			$97,460

Net interest income		$2,635			$2,189

Net interest rate spread (1)			3.50%			3.21%
Net interest-earning assets (2)	$6,823			$3,466

Net interest margin (3)			3.56%			3.26%

Average interest-earning assets to interest-bearing liabilities	107.41%			104.02%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30,
	2013 vs 2012
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$169	$(74)	$(14)	$81
Investment securities	(13)	(2)	—	(15)
Certificates of deposit	—	1	—	1
Interest-earning deposits	(1)	2	—	1

Total interest income (1)	90	(20)	(2)	68

Interest expense on:
Savings	—	(11)	—	(11)
Certificates of deposit	(7)	(43)	2	(48)
Money market	6	(2)	(1)	3
Interest-bearing checking	—	—	—	—

Total interest-bearing deposits	8	(62)	(2)	(56)
Federal Home Loan Bank advances	12	(11)	—	1

Total interest expense (1)	15	(66)	(4)	(55)

Change in net interest income	$75	$46	$2	$123

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

	For the Nine Months Ended September 30,
	2013 vs 2012
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$629	$(168)	$(38)	$423
Investment securities	(64)	(57)	18	(103)
Certificates of deposit	5	—	—	5
Interest-earning deposits	(4)	7	(2)	1

Total interest income (1)	305	18	3	326

Interest expense on:
Savings	1	(22)	—	(21)
Certificates of deposit	(16)	(106)	3	(119)
Money market	20	(2)	(1)	17
Interest-bearing checking	—	—	—	—

Total interest-bearing deposits	34	(149)	(8)	(123)
Federal Home Loan Bank advances	32	(29)	—	3

Total interest expense (1)	53	(162)	(11)	(120)

Change in net interest income	$252	$180	$14	$446

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

General. Net income increased by $24,000 to $63,000 for the three months ended September 30, 2013 compared to $39,000 for the same period in 2012. The increase in net income for the three month period is primarily attributable to higher net interest income, partially offset by increased expenses related to salary and benefits and data processing expenses.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $123,000, or 15.8%, during the three months ended September 30, 2013 compared to the same period in 2012, as a result of the increase in interest income and the decline in interest expense. Due to the items discussed in the Interest Income and Interest Expense sections below, our net interest rate spread increased to 3.53% for the three months ended September 30, 2013 compared to 3.34% for the three months ended September 30, 2012.

Interest Income. Interest income increased by $68,000, or 6.7%, to $1.1 million during the three months ended September 30, 2013 from $1.0 million during the three months ended September 30, 2012. This increase was primarily the result of growth in loan interest income of $82,000, partially offset by a decline in investment securities interest income of $15,000. The increase in interest income on loans was due to the increase in average loan balances of $12.6 million, or 18.0%, partially offset by a decline in the average yield of 45 basis points compared to the same period last year. The decrease in interest income on investment securities was almost entirely the result of a $3.7 million, or 24.2%, decrease in the average balance of investment securities for the 2013 period.

Interest Expense. Interest expense decreased by $54,000, or 22.0%, to $193,000 for the three months ended September 30, 2013 compared to $248,000 for the three months ended September 30, 2012. This decrease was almost entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 30 basis points, or 28.3%, partially offset by an increase in the average balance of interest-bearing deposits of $3.2 million, or 3.8%. The decrease in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The average rate on certificates of deposit dropped to 1.34% during the three months ended September 30, 2013 from 1.79% during the three months ended September 30, 2012. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposit at significantly lower interest rates.

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

Based on management’s evaluation of the above factors, the provision for loan losses was $1,000 for the three months ended September 30, 2013 compared to $8,000 for the three months ended September 30, 2012. The decrease in the provision for loan losses was mainly due to less loan growth during the quarter ending September 30, 2013 compared to the quarter ending September 30, 2012. Management believes, to the best of their knowledge, that all known losses as of September 30, 2013 have been recorded.

The allowance for loan losses represented 0.83% of gross loans at September 30, 2013 and 1.09% of gross loans as of December 31, 2012. The decline was attributable to the reduction of specific reserves as the result of a charge-off taken during the second quarter of 2013. Based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $58,000 for the three months ended September 30, 2013 compared to $65,000 for the same period in 2012. The $8,000, or 11.5%, decrease in non-interest income was attributable to a $13,000 decrease in gains on sales of securities available for sale and a $5,000 decrease in rental income on OREO property partially offset by higher loan fees of $6,000 and customer service fees of $5,000 for the 2013 period.

Non-Interest Expenses. Non-interest expenses increased by $77,000, or 9.9%, to $848,000 for the three months ended September 30, 2013 compared to $771,000 during the same period in 2012. The increase was primarily due to a $33,000, or 9.3%, increase in salaries and employee benefits due to higher staffing levels and merit salary increases along with increased participation in our healthcare plan, a $34,000, or 38.2%, increase in data processing due to new products and higher transaction volumes and costs associated with our core processing system upgrade and a $15,000 increase in advertising expenditures due to our increased marketing efforts. These increases were partially offset by a $12,000 loss on the sale of an OREO property sold during the quarter ending September 30, 2012.

Income Tax Expense. Income tax expense amounted to $46,000 and $24,000, respectively, for the three months ended September 30, 2013 and 2012 resulting in effective tax rates of 42.0% and 38.4%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income was $123,000 and $93,000, respectively, for the three months ended September 30, 2013 and 2012. The increase was mainly attributable to the increase in net income of $24,000 for the three months ended September 30, 2013 compared to the prior year.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012

General. Net income increased by $173,000 to $175,000 for the nine months ended September 30, 2013 compared to net income of $2,000 for the same period in 2012. The increase in net income for the nine month period is primarily attributable to higher net interest income, partially offset by increased expenses related to higher salary and benefits, data processing, advertising and regulatory expenses.

Net Interest Income. Net interest income increased by $446,000, or 20.4%, during the nine months ended September 30, 2013 compared to the same period in 2012, as a result of the increase in interest income and the decline in interest expense. Due to the items discussed in the Interest Income and Interest Expense sections below, our net interest rate spread increased to 3.50% for the nine months ended September 30, 2013 compared to 3.21% for the nine months ended September 30, 2012.

Interest Income. Interest income increased by $325,000, or 11.0%, to $3.3 million during the nine months ended September 30, 2013 from $3.0 million during the nine months ended September 30, 2012. This increase was primarily the result of growth in loan interest income of $422,000, partially offset by a decline in investment securities interest income of $103,000. The increase in interest income on loans was due to the increase in average loan balances of $15.4 million, or 23.2%, partially offset by a decline in the average yield of 33 basis points compared to the same period last year. The decrease in interest income on investment securities was the result of a $5.1 million, or 31.3%, decrease in the average balance of investment securities and the decline in the yield of 47 basis points for the 2013 period.

Interest Expense. Interest expense decreased by $120,000, or 15.7%, to $645,000 for the nine months ended September 30, 2013 compared to $765,000 for the nine months ended September 30, 2012. This decrease was attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 25 basis points, or 22.3%, partially offset by an increase in the average balance of interest-bearing deposits of $4.1 million, or 5.0%. The decrease in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The average rate on certificates of deposit dropped to 1.51% during the nine months ended September 30, 2013 from 1.89% during the nine months ended September 30, 2012. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposit at significantly lower interest rates.

Provision for Loan Losses. The provision for loan losses was $84,000 for the nine months ended September 30, 2013 compared to $180,000 for the nine months ended September 30, 2012. The decrease in the provision for loan losses was mainly due to large specific reserve taken in the 2012 period for a nonperforming residential mortgage loan. In both periods, loan growth and the increase in our commercial loan mix within the overall loan portfolio contributed to the amount of provision recorded.

Non-Interest Income. Non-interest income was $188,000 for the nine months ended September 30, 2013 compared to $256,000 for the same period in 2012. The $68,000, or 26.5%, decrease in non-interest income is primarily attributable to an $81,000 decrease in gains on the sale of securities available for sale and a decrease in other income of $18,000 due to the collection of rental income on an OREO property during the nine months ended September 30, 2012 for which there was no corresponding income in the 2013 period as we no longer rent out OREO properties. These items were partially offset by the increase in gains recognized on loans held for sale of $5,000, higher loan fees of $17,000 and higher customer service fees of $8,000 for the nine months ended September 30, 2013.

Non-Interest Expenses. Non-interest expense increased $214,000, or 9.4%, to $2.5 million for the nine months ended September 30, 2013 compared to $2.3 million during the same period in 2012. The increase was due primarily to a $97,000, or 9.2%, increase in salaries and employee benefits due to higher staffing levels and merit salary increases along with increased participation in our healthcare plan, a $58,000, or 22.9%, increase in data processing due to new products and higher transaction volumes along with costs associated with our core processing system upgrade, a $30,000 increase in advertising expenditures due to our increased marketing efforts, a $17,000 increase in the Maryland Department of Financial Regulation assessment expense due to 2012 including an adjustment from 2011 that decreased the 2012 expense and $11,000 in post robbery security expenditures for the 2013 period. These items were partially offset by a $40,000 decrease on the loss on sale and repair expenditures for OREO properties.

Income Tax Expense. Income tax expense (benefit) amounted to $79,000 and $(9,000), respectively, for the nine months ended September 30, 2013 and 2012 resulting in effective tax rates of 31.1% and (137.3)%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income (loss) and the change in unrealized gains (losses) on securities available for sale, net of income tax. Total comprehensive income was $73,000 and $55,000, respectively, for the nine months ended September 30, 2013 and 2012. The increase in total comprehensive income was attributable to an increase in net income of $172,000 offset by the impact of the mark to market of the securities available for sale portfolio as the long term interest rates rose during the nine months ended September 30, 2013.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012.

Assets. Total assets increased by $4.7 million, or 4.6%, to $107.3 million at September 30, 2013 compared to $102.5 million at December 31, 2012.

Loans. Net loans increased by $5.6 million, or 7.2%, to $83.5 million at September 30, 2013 from $77.9 million at December 31, 2012. New loan originations of $19.0 million during the nine month period ending September 30, 2013 were offset by loan payoffs of $9.3 million and scheduled principal repayments of $3.8 million. Consistent with our business strategy, we increased the amount of commercial real estate loans in our portfolio by $5.3 million, or 20.2%, during the nine months ended September 30, 2013.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $746,000 and $1.5 million, respectively, at September 30, 2013 compared to $678,000 and $1.5 million, respectively, at December 31, 2012. The ratio of nonperforming loans to total loans was 0.89% at September 30, 2013 compared to 0.86% at December 31, 2012. In addition, our ratio of nonperforming assets was 1.44% as of September 30, 2013 compared to 1.43% as of December 31, 2012.

Deposits. Deposits increased by $3.7 million, or 4.3%, to $91.2 million at September 30, 2013 from $87.5 million at December 31, 2012. Non-interest and interest-bearing checking deposits increased by $2.7 million, or 36.0% and money market deposits increased by $2.3 million, or 29.1%. IRA savings deposits decreased by $1.0 million, or 9.8%. We will continue to focus our efforts on improving our funding mix and increasing core deposits.

Stockholders’ Equity. Stockholders’ equity decreased by $61,000, or 0.7%, to $8.4 million at September 30, 2013 from $8.5 million at December 31, 2012. The decrease was due to the repurchase of common stock for the 2011 Employee Recognition and Retention Plan and Trust of $134,000 and a decline in accumulated other comprehensive income of $102,000. The change in accumulated other comprehensive income was due to the impact of higher long term interest rates on the mark to market of our securities available for sale portfolio. These items were partially offset by the increase in retained earnings from net income for the nine months ended September 30, 2013 of $175,000.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At September 30, 2013, cash and cash equivalents totaled $4.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2013, we had $4.7 million in loan origination commitments outstanding and $8.0 million in unused available lines of credit. Certificates of deposit due within one year of September 30, 2013 totaled $10.9 million, or 12.0% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, acquiring brokered deposits, Federal Home Loan Bank advances and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2013.

Our primary investing activity is originating loans. During the nine months ended September 30, 2013 and the year ended December 31, 2012, we originated $19.0 million and $27.5 million in loans, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the nine months ended September 30, 2013 of $3.7 million, or 4.3%. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances totaled $7.5 million at September 30, 2013 and $6.5 million at December 31, 2012. At September 30, 2013, we had the ability to borrow up to an additional $3.2 million from the Federal Home Loan Bank of Atlanta and $6.0 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, up to 15% of total deposits, as a funding source. At September 30, 2013, we had $2.0 million in brokered CDs and the ability to acquire up to $12 million in additional brokered deposits.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at September 30, 2013 and December 31, 2012 are as follows:

(in thousands)	At September 30, 2013	At December 31, 2012
Commitments to extend credit:
Consumer loans	$290	$315
Commercial loans	4,442	935

	4,732	1,250

Commitments under available lines of credit:
Consumer loans	4,305	3,355
Commercial loans	3,732	2,045

	8,037	5,400

Total Commitments	$12,769	$6,650

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2013 or December 31, 2012 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three months ended September 30, 2013, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2013.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

CARROLL BANCORP, INC.

Date: November 8, 2013	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)