Form 10-K
period 2013-12-31
Carroll Bancorp, Inc.
filed 2014-03-10
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of June 28, 2013 ($12.85) was $4.6 million.

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

359,456 shares of common stock outstanding at March 7, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of Carroll Bancorp, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARROLL BANCORP, INC.

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

statements about our business plans, prospects and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate lending and related products, (ii) increasing and diversifying our loan portfolio and attracting lower-cost core deposits, (iii) increasing deposits and improving our deposit mix, and (iv) hiring and expansion intentions, including with respect to new branches and (v) retention of maturing certificates of deposit:

•	expectations with respect to new products:

•	expectations with respect to increases in non-interest expenses:

•	statements regarding increased loan opportunities as market conditions return to a more normal level;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statement regarding adequate liquidity for our short- and long-term needs;

•

statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recorded, expected changes in the allowance and the sufficiency of collateral pertaining to our nonperforming loans; and

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

Carroll Bancorp, Inc.

Carroll Bancorp, Inc., which we sometimes refer to as the “Company”, is a Maryland corporation that owns 100% of the outstanding common stock of Carroll Community Bank, which we sometimes refer to as the “Bank”. On October 12, 2011, we completed our initial public offering of common stock in connection with the Bank’s conversion from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization. We sold 359,456 shares of common stock at $10.00 per share raising $3.6 million of gross proceeds. Since the completion of the initial public offering, Carroll Bancorp, Inc. has not engaged in any significant business activity other than owning the common stock of and maintaining deposits in the Bank; and lending funds to the employee stock ownership plan (“ESOP”) trust.

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

General

Our business consists primarily of attracting and accepting deposits from the general public in the areas surrounding our offices and investing those deposits, together with funds generated from operations, primarily in residential mortgage loans and commercial real estate loans. We have recently increased and intend to continue our focus on commercial real estate loans and related products. In this regard we offer demand deposit accounts, remote deposit capture and business internet banking to support the business community. We are committed to meeting the credit needs of our community, consistent with safe and sound operations.

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

Market Area

The primary market areas we serve are Carroll County, Maryland and all the contiguous counties in Maryland and Pennsylvania. We are headquartered in Sykesville, Maryland, a suburban area located 20 miles west of the city of Baltimore, Maryland and 50 miles north of Washington D.C. Sykesville is located in the southeastern portion of Carroll County, close to the border of Howard and Baltimore Counties. Carroll Community Bank maintains one other branch office in the town of Westminster, located in central Carroll County. Carroll County has historically been known as a rural area but in recent years the southern and eastern sections of the County have been transformed into a suburban market area as the population base has expanded westward from Baltimore City

Our market area can be classified as both suburban and rural, with the original rural communities west of Baltimore City giving way over the past several decades to suburban growth in the form of housing developments and increased commercial development. Carroll and Howard Counties represent the western suburban regions of the Baltimore metropolitan area, which would include Baltimore County, while York and Adams Counties in Pennsylvania have their own economies. Montgomery and Frederick Counties are considered part of suburban Maryland and aligned more closely with the Washington D.C. metropolitan area. Carroll and Howard Counties of Maryland and York and Adams Counties of Pennsylvania can be considered “bedroom” communities, as a portion of residents commute to employment in Baltimore, Suburban Maryland or Washington, D.C.

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

Loan Products

Our loan portfolio reflects our history as a mortgage lender in the larger community we serve. The largest segment of our loan portfolio is real estate mortgage loans, consisting primarily of owner-occupied one- to four-family residential mortgages and, to a lesser extent, owner occupied and non-owner occupied commercial real estate loans, one- to four- family investor mortgages and second mortgages which consist of home equity lines of credit and home equity loans. With the change of our charter in July 2010, we have and will continue to place a greater focus on building a portfolio of commercial real estate loans and business loans and emphasizing relationship banking in our market area. We also offer consumer loans, land acquisition and development loans and residential construction loans to compliment our core loan products.

Commercial Real Estate and Commercial Loans. Included in this category are commercial real estate loans, commercial construction loans and other commercial loans. Owner occupied and non-owner occupied commercial real estate loans represent over 90% of our commercial loan portfolio as of December 31, 2013.

As of December 31, 2013, $31.8 million, or 37.8%, of our total loan portfolio consisted of commercial loans. Of these, $8.5 million, or 26.7% (or 10.1% of our total loan portfolio), were loans for owner occupied properties and $23.3 million, or 73.3% (or 27.7% of our total loan portfolio), were loans for non-owner occupied properties and other types of commercial loans. We intend to continue to expand this segment of lending as a percentage of the total loan portfolio. In this regard, commercial loans increased 21.8% during the year ended December 31, 2013 compared to December 31, 2012, and increased to 37.8% of our total loan portfolio at December 31, 2013 from 33.2% at December 31, 2012.

We originate a variety of fixed and adjustable rate commercial loans typically with a five year maturity and a principal amortization term of five years to 25 years. We generally seek to originate commercial loans with initial principal balances of up to $2.0 million with any credit exposure over our loans to one borrower limitation participated with another financial institution. Commercial loans are generally supported by personal guarantees.

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

One- to Four-Family Non-Owner Occupied Residential Mortgage Loans. We also offer mortgage loans on non-owner occupied residential properties (in other words, for investment properties) in our market area. These loans are generated through our existing customer base and referrals, real estate agents, real estate investors and other marketing efforts. At December 31, 2013, $8.4 million, or 10.0%, of our loan portfolio consisted of this type of mortgage loan. The maximum loan-to-value ratio on these loans is 75%, and they are typically held to a five year maturity with a 30-year payment amortization. A title insurance policy must be obtained for each loan, and we require fire and extended coverage casualty insurance. We generally obtain personal guarantees of repayment from borrowers on multifamily residential loans.

One- to Four-Family Owner-Occupied Residential Mortgage Loans. At December 31, 2013, $43.7 million, or 52.0%, of our total loan portfolio consisted of one- to four-family owner-occupied residential mortgage loans, of which $38.0 million, or 86.9% (or 45.2% of the total loan portfolio), were first lien loans. Our origination of one- to four-family mortgage loans enables borrowers to purchase or refinance existing homes located primarily in our market area.

We offer fixed-rate residential balloon mortgage loans with maturities of five, ten and 15 years. Fixed-rate mortgage loans amortize monthly from a 5-year to a 30-year basis with principal and interest due each month and a balloon payment at maturity if applicable. We will originate mortgage loans with a maturity of more than 15 years, but we will sell such loans in the secondary market instead of retaining them in our portfolio. We do not originate adjustable-rate first lien mortgages. We do, however, have a limited amount of such loans in our portfolio solely as a result of purchasing loans directly from other financial institutions. At December 31, 2013, $3.5 million, or 9.2%, of our one- to four-family residential first lien mortgage loans held in our portfolio were adjustable rate loans.

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

We require all properties securing mortgage loans to be appraised by a board-approved, independent state-licensed appraiser, unless the loan is for $250,000 or less or in certain other limited circumstances; transactions under $250,000 require an in-house evaluation of the secured property. Appraisals are subsequently reviewed by a loan officer. Appraisals of a value of $500,000 or more must be reviewed by an independent appraisal review company. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance and flood insurance is required for all properties located in flood hazard areas.

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

Included in one- to four-family owner occupied mortgage loans are junior lien mortgage loans, consisting of second mortgages as well as home equity lines of credit. Second mortgage loans are made at fixed rates for terms of up to 15 years. We offer second mortgage loans with loan-to-value ratios up to 80% for all customers.

We offer home equity lines of credit that are secured by a second mortgage on owner occupied one-to four-family residences. Our home equity lines allow for the borrower to draw against the line for ten years, followed by a ten-year repayment period. Home equity lines of credit carry a variable rate of interest and monthly payments of interest due along with 0.50% of the outstanding principal balance. After the initial ten-year draw period, the borrower is required to make payments of principal and interest based on a ten-year amortization. Home equity lines of credit are underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans including appraisals. At the time we close a home equity line of credit, we record a mortgage to perfect our security interest in the underlying collateral. Home equity lines of credit also require title insurance, and that borrowers must obtain hazard insurance and if applicable, flood insurance.

Home equity lines of credit generally have greater risk than one- to four-family residential mortgage loans. In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In particular, because home equity loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans. Thus, the foreclosure of such property could be insufficient for us to recover the value of these loans.

Junior lien mortgage loans totaled $5.7 million at December 31, 2013 and represented 13.1% of one- to four-family owner occupied residential mortgage loans (or 6.8% of our total loan portfolio) at such date.

On a limited basis, we originate residential construction and lot loans. At December 31, 2013, the balance of residential construction and lot loans was $946,000, or 1.1% of our total loan portfolio. We will make residential construction loans for one- to four-family homes located in our market area. Construction loans bear a fixed rate of interest with interest-only payments on the outstanding balance during the construction phase which is six to 12 months. At the end of the term, which generally coincides with the end of the construction phase, the loan generally converts to a permanent mortgage loan. Residential construction loans can be made with a maximum loan to value ratio of 80%, based on appraised value as if complete. In addition, the borrower must have an initial investment in the project that is equal to at least 20% of the final project value. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser. We also require a review of the plans and specifications and of any approved changes to the original plan and an inspection of the property before disbursement of funds during the term of the loan.

We will make unimproved lot loans located in our market area. Lot loans are generally offered at a rate 2% above our residential first mortgage lien rate at maximum loan to value ratio of 75%. The property must be perked (i.e. have appropriate drainage) and have a water well. The term of the loan is limited to a maximum of 5 years. Before making a commitment to fund lot loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser.

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

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans, loans secured by a borrower’s savings account or certificate of deposit at Carroll Community Bank, and unsecured overdraft lines of credit. The maximum term on such loans is five years with monthly principal and interest payments. For loans secured by a borrower’s savings account or certificate of deposit, the maximum loan to value ratio is 100% of the account balance and the interest rate is 2.0% above the current interest rate being paid on the account. Automobile loans may be made for up to 100% of the retail value of the vehicle. The interest rate for unsecured overdraft lines of credit is a fixed rate of 18%. At December 31, 2013, consumer loans totaled $208,000 or 0.2% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Occasionally, we enter into purchase loan participations with other banks primarily for commercial real estate loans. In these circumstances, we generally follow our customary loan underwriting and approval guidelines. At December 31, 2013, we had $4.5 million in outstanding balances from purchased loan participations.

In addition, we enter into the purchase of whole loans (includes the servicing). In these circumstances, we follow our customary loan underwriting and approval guidelines. During 2013 we purchased $2.6 million of whole loans consisting of fixed rate first and second lien residential mortgage loans. At December 31, 2013 we had $10.1 million in outstanding balances of purchased whole loans.

As of December 31, 2013, our legal lending limit for loans-to-one borrower was approximately $1.3 million. We will participate part of a loan relationship to another financial institution when a relationship’s total loan exposure is greater than our loans-to-one borrower limit. At December 31, 2013, we had $6.7 million in sold loan participations.

Loan Approval Procedures and Authority. We base our decision to lend primarily on the credit worthiness of the borrower and guarantors, and their capacity to repay the loan from future cash flow. In evaluating the collateral for a proposed non-owner occupied commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.20x), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

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

Investment Securities

At December 31, 2013, our entire investment securities portfolio, which consisted of $9.8 million of mortgage-backed securities guaranteed by U.S. Government-sponsored enterprises, $1.0 million in U.S. government sponsored agencies, $777,000 in asset-backed securities (Sallie Mae student loans) and $269,000 in municipal bonds was classified as available for sale.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2013 to December 31, 2012 — Investment Securities Portfolio” for further discussion.

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

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Pursuant to our business plan, we intend to grow the number and amount of our retail and business checking accounts.

Borrowings. At December 31, 2013, we had two advances with balances of $7.4 million, or 7.4%, of total liabilities under a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLBA”). We had a long-term advance of $5.0 million at a fixed interest rate of 2.29%, which matures on August 12, 2018 but is callable quarterly by the FHLBA. In addition, we had a daily secured borrowing of $2.4 million at a fixed rate of 5.355%, which was paid off on January 2, 2014. At December 31, 2013, we had access to additional FHLBA advances of up to $3.4 million. Advances from the FHLBA are secured by our investment in the stock of the FHLBA as well as by a blanket lien on our residential first lien mortgage loan portfolio.

We also have short-term lines of credit with various correspondent banks for an aggregate of $6.0 million at December 31, 2013.

Personnel

As of December 31, 2013 we had 22 full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to risk-weighted categories ranging from 0% to 200%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on available for sale equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

New Capital Rules. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include: a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deductible from capital; and increased risk-weights (from 0% to up to 600%) for certain equity exposures.

The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Prompt Corrective Action Regulations. Under federal prompt corrective action regulations, the FDIC is authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any state non-member bank that is not adequately capitalized. Under these regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8%, Tier I risk-based capital of less than 4% or Tier I leverage capital of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6%, Tier I risk-based capital less than 3%, or Tier I leverage capital of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%. Under certain circumstances, the FDIC may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2013, Carroll Community Bank was “well capitalized” for this purpose and their capital exceeded all applicable requirements.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Carroll Community Bank. Management cannot predict what assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment. The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity. Carroll Community Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Carroll Community Bank is also subject to the uniform reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, for 2014, amounts in transaction accounts above $13.3 million and up to $89.0 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $89.0 million require reserves of $2,271,000 plus 10 percent of the amount in excess of $89.0 million. Carroll Community Bank is in compliance with its reserve requirements.

Loans-to-One-Borrower Limitation. With certain limited exceptions, a Maryland banking institution may lend to a single or related group of borrowers an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Carroll Community Bank is in compliance with its loans-to-one borrower limitations.

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

Federal Home Loan Bank System. Carroll Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Carroll Community Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, Carroll Community Bank was in compliance with this requirement.

Dodd-Frank Act. The Dodd-Frank Act made significant changes to the bank regulatory structure and affected the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s former primary federal regulator, the Office of Thrift Supervision (“OTS”) and required federal savings associations to be regulated by the OCC, the primary federal regulator for national banks, as of July 21, 2011. The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies in addition to the bank holding companies that it previously regulated. The Dodd-Frank Act also required the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries. Additionally, the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect when the statute was enacted, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments and permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•

Right to Financial Privacy Act which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated there under, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (“Check 21”), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to opt out of the sharing of certain personal financial information with unaffiliated third parties.

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

The above risk-based and leverage ratio guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2013, Carroll Bancorp, Inc. had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the Federal Reserve Board Policy for Small Holding Companies it must continue to serve as a source of strength for its subsidiary bank.

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

A continuation or worsening of economic conditions could adversely affect our results of operations and financial condition.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

A continuation or worsening of credit markets and economic conditions could adversely affect our liquidity.

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

Although we have generated net income for the twelve months ended December 31, 2013, we had a net loss for 2012 and generated a loss from operations in 2011. The downturn in the real estate market has significantly impacted our recent results, and our recent profitability may not be sustained. Our ability to generate a profit in the future requires successful growth in revenues from loans and management of expenses, among other factors. We expect to hire additional talented staff to support our continued growth in loans and deposits. While we expect the productivity of the staffing additions to exceed their incremental expenses over time, our operating results will be adversely impacted if it does not happen promptly or at all. In addition, our non-interest expenses will continue to include the expenses of operating as a public company and will continue to increase due to the stock-based incentive plans that we implemented in 2013 following stockholder approval at our 2012 Annual Meeting of Stockholders. Many factors could adversely affect our short and long term operating performance, including the failure to fully implement our business plan, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

As our loans are concentrated to borrowers in our market area, we have a greater risk of loan defaults and losses if there is an economic downturn in our market area.

The majority of our loans are to individuals and businesses secured by properties located in our market area of Carroll and Howard Counties in Maryland and the contiguous counties in Maryland and Pennsylvania. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Sustained high levels of or increases in unemployment or declines in collateral values could be a factor requiring us to make additional provisions to the allowance for loan losses, which would have a negative impact on net income. Additionally, if we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be adversely affected.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of real estate and other assets serving as collateral for the repayment of most of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future incurred losses in our loan portfolio and additions to the allowance could materially decrease our net income. Our allowance for loan losses was 0.81% of total loans and 65.01% of nonperforming loans at December 31, 2013. If delinquencies and defaults rise, we may be required to further increase our provision for loan losses. Further, as we continue to expand and diversify our lending activities into commercial real estate and other areas considered to have greater credit risk than one-to four-family lending, we expect that the allowance for loan losses will need to increase.

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

The Federal Reserve Board has recently maintained interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than its interest-earning assets. This has resulted in increases in net interest income in the short term. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated that it intends to maintain low interest rates for an extended period. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which could have an adverse affect on our profitability.

Future changes in interest rates could have a material adverse effect on our operations.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. As a result of our historical focus on one- to four-family residential real estate loans, the majority of our loans have fixed interest rates. Additionally, many of our investment securities have fixed interest rates. Like many financial institutions, we focus on deposit accounts, which have no stated maturity date or shorter contractual maturities, as a source of funds, and this results in our liabilities having a shorter duration than our earning assets. For example, as of December 31, 2013, 53.0% of our loans had maturities of more than five years, while 26.8% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility as market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

Our policy is to originate first lien fixed-rate balloon residential mortgage loans with maturities of five, ten and 15 years. At December 31, 2013, $42.9 million, or 51.0%, of our total loan portfolio, consisted of such loans. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk, and could result in decreased net interest income during periods of rising interest rates.

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

Our liabilities are comprised in large part of certificates of deposit, which totaled $37.7 million, or 41.1% of total deposits, at December 31, 2013. Certificates of deposit have specified terms to maturity, and generally reprice more slowly than deposit accounts without a stated maturity.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

We continue to originate and retain in our portfolio some residential mortgage loans. A continued downturn in the local real estate market and economy could adversely affect earnings.

We have continued to originate and retain in our portfolio certain residential mortgage loans. Although the local real estate market and economy have performed better than many other markets, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

Proposed and final regulations could restrict our ability to originate residential real estate loans.

The CFPB has issued a rule, effective January 10, 2014, designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features.

The rule also establishes general underwriting criteria for qualified mortgages, including that the consumer must have a total (or “back end”) debt-to-income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more costly/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies initially issued a proposed rule to implement this requirement in April 2011. A revised proposed rule was issued in August 2013. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the CFPB for purposes of its regulations. Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

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

Our long-term goals are to improve profitability and asset quality by increasing and diversifying our loan portfolio and increasing and improving our deposit mix, as well as growing our assets overall. In this regard, we intend to grow organically (i.e. through making loans and attracting deposits as opposed to growing through acquisitions) by the use of technology and opening an additional branch within the next three years, although we have no specific plans or commitments to do so. As contemplated by our business plan, we intend to hire additional staff in 2014 and 2015 as part of the planned expansion of our lending and operational activities. Acquiring or building branch offices and hiring new employees to staff these offices would significantly increase our non-interest expenses. Moreover, new branch offices are generally unprofitable for a number of years until they generate sufficient levels of deposits and loans to offset their cost of operations. For these reasons, our growth strategy may have an adverse effect on our earnings.

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

The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. As discussed previously, among other things, the Dodd-Frank Act established the new federal Bureau of Consumer Financial Protection, included provisions that allow financial institutions to pay interest on business checking accounts and broadened the base for FDIC insurance assessments, and also included new restrictions on how mortgage brokers and loan originators may be compensated. The Dodd-Frank Act requires the

BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd-Frank act that have not yet been proposed or adopted, and we will not know the full impact of the Dodd-Frank Act on our business for years until regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

If our stock of the Federal Home Loan Bank of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own stock of the FHLBA. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBA’s advance program. The aggregate cost and fair value of our FHLBA stock as of December 31, 2013 was $348,100 based on its par value. There is no market for our FHLBA stock.

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

Our lending limit may limit our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Specifically, under current law, Carroll Community Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Based on our current capital level, our limit on the amount we can lend to one borrower as of December 31, 2013 was approximately $1.3 million. This limit on the dollar amount we can lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from conducting business with us.

Our 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement will increase expenses and reduce income and may dilute stockholders’ ownership interest.

We maintain the Carroll Bancorp, Inc. 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement, which authorize the issuance of a total of 46,728 shares of our common stock. During 2013 we repurchased 10,783 shares of stock to fund the shares available for the 2011 Recognition and Retention plan. The total cost to purchase the shares was $134,000, which will be amortized over a five-year vesting period. All of the 10,783 shares of common stock available under the 2011 Recognition and Retention Plan were awarded as restricted shares to senior management and directors in October 2013.

Any shares issued under the 2011 Stock Option Plan will be newly issued shares and therefore any such issuances will dilute stockholders’ interests in Carroll Bancorp, Inc. As of December 31, 2013, no options for any of the 35,945 shares of our common stock available for issuance under this plan had been granted. Furthermore, once options are issued under this plan, we will incur expenses as the options are granted to plan participants.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss. We seek to identify, measure, monitor, report and control exposure to risk, including, but not limited to, strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Risks Related to an Investment in our Common Stock

We do not intend to pay cash dividends in the foreseeable future, and, consequently, stockholders’ ability to achieve a return on their investment in our common stock will depend on appreciation in the price of our common stock.

We expect that we will retain all earnings, if any, for operating capital, and we do not expect to pay any dividends in the foreseeable future. In addition, the payment of cash dividends may be made only if we are in compliance with certain applicable regulatory requirements governing the payment of cash dividends. Our ability to declare and pay cash dividends is dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Maryland and federal law and regulations, our income and financial condition, tax considerations and general business conditions. Even if we have earnings in an amount sufficient to pay cash dividends, the board of directors may decide to retain earnings for the purpose of financing growth. We cannot assure you that cash dividends on our common stock will ever be paid. See “Market for Common Stock, Dividend Policy and Related Stockholder Matters.”

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of stockholders’ interests in Carroll Bancorp and could depress our stock price.

Our articles of incorporation currently authorize an aggregate of 9,000,000 shares of common stock, 359,456 of which are outstanding as of the date of this report, 35,945 of which are reserved for issuance pursuant to our 2011 Stock Option Plan and 1,000,000 shares of preferred stock. Our board of directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. The board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of the board of directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts, or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Carroll Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock.

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

Sykesville - We own the property and use the building for our headquarters and Eldersburg branch. The property is located at 1321 Liberty Road in Sykesville, Maryland. The property consists of a 3,600 square foot one-story building plus a basement and includes a drive-through facility and ATM.

Westminster - We opened our Westminster branch in 2005 and it moved to its current location in October 2010. The branch consists of approximately 1,537 square feet in the Westminster Shopping Center located at the corner of Route 140 and Englar Road in Westminster, Maryland. The branch includes an attached drive through facility and a standalone ATM. The shopping center is located at the corner of a four-way intersection for maximum exposure. The lease has a five-year term terminating on August 31, 2015, with one five-year renewal option.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Carroll Bancorp, Inc.’s common stock is quoted on the OTCQB marketplace of the OTC Markets Group quotation system under the symbol “CROL”. Prior to October 15, 2012 the common stock was quoted on the OTC Bulletin Board. As of March 9, 2014, there were 359,456 shares of common stock outstanding. At that date, the Company had approximately 160 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

On February 18, 2014, we commenced a rights offering pursuant to which we are offering our existing stockholders an aggregate of 124,982 shares of our common stock and warrants to purchase 62,491 shares of common stock.

The high and low sales prices of Carroll Bancorp, Inc.’s common stock during the last two years are shown below are based on information posted on the OTC Markets Group quotation system or the OTC Bulletin Board, as applicable, by broker-dealers. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

	High	Low	Dividends Declared
Year Ended December 31, 2013
Quarter ended December 31, 2013	$18.10	$16.00	$—
Quarter ended September 30, 2013	16.70	12.70	—
Quarter ended June 30, 2013	13.00	12.00	—
Quarter ended March 31, 2013	12.00	10.05	—

	High	Low	Dividends Declared
Year Ended December 31, 2012
Quarter ended December 31, 2012	$10.20	$9.25	$—
Quarter ended September 30, 2012	11.00	10.05	—
Quarter ended June 30, 2012	10.15	9.90	—
Quarter ended March 31, 2012	10.30	9.80	—

Our Board of Directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements. We currently do not expect to pay dividends in the foreseeable future. In determining whether to pay a cash dividend and the amount of such cash dividend in future periods, we expect that our Board of Directors would take into account a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. We cannot assure you that any dividends will be paid or that, if paid, will not be reduced or eliminated thereafter. We may pay special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable law and regulations, in addition to, or in lieu of, regular cash dividends. We will file a consolidated tax return with Carroll Community Bank. Accordingly, we anticipate that any cash distributions we make to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes. Additionally, during the three-year period following our initial public offering, we will not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

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

Selected Financial Condition Data	At December 31,
(in thousands)	2013	2012
Total assets	$107,713	$102,532
Cash and cash equivalents	5,029	4,871
Securities available for sale	11,877	11,396
Loans receivable, net	83,492	77,883
Bank owned life insurance	1,992	1,929
Deposits	91,764	87,453
Federal Home Loan Bank borrowings	7,365	6,500
Total stockholders’ equity	8,416	8,468

Selected Operating Data	For the Years Ended December 31,
(in thousands)	2013	2012
Interest and dividend income	$4,403	$3,998
Interest expense	820	1,008

Net Interest income	3,583	2,990
Provision for loan losses	87	427

Net Interest income after provision for loan losses	3,496	2,563
Noninterest income	255	366
Noninterest expense	3,421	3,080

Income (loss) before income tax expense (benefit)	330	(151)
Income tax expense (benefit)	108	(88)

Net income (loss)	$222	$(63)

Select Financial Ratios and Other Data	At and For the Years Ended December 31,
	2013	2012
Performance Ratios:
Return on average assets	0.21%	-0.06%
Return on average equity	2.62%	-0.73%
Interest rate spread (1)	3.54%	3.24%
Net interest margin (2)	3.60%	3.29%
Efficiency ratio (3)	89.14%	91.78%
Noninterest expense to average assets	3.23%	3.13%
Average interest-earning assets to average interest-bearing liabilities	107.59%	104.53%
Loans to deposits	91.73%	90.04%

Asset Quality Ratios:
Past due loans 30 days + to total assets	0.45%	0.47%
Non-performing assets to total assets (4)	1.40%	1.43%
Non-performing loans to total loans	1.25%	0.86%
Allowance for loan losses to non-performing loans	65.01%	126.76%
Net charge-offs to average loans	0.32%	0.24%
Loan loss provision to net charge-offs	32.85%	263.98%

Capital Ratios for the Bank (5):
Total capital to risk-weighted assets	12.88%	13.42%
Tier 1 capital to risk weighted assets	11.87%	12.17%
Tier 1 capital to average assets	7.44%	7.55%
Equity to assets	7.53%	7.83%
Tangible equity to tangible assets	7.53%	7.83%

Per Share Data:
Earnings, basic/diluted	$0.67	$(0.19)
Book value (6)	$23.41	$23.56
Stock Quote (OTCQB) - at December 31st	$17.00	$10.15
Average shares outstanding	333,047	338,970

Other Data:
Number of offices	2	2
Full time equivalent employees	22.5	20.0

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Nonperforming consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure
(5)	Calculated in accordance with FDIC regulations.
(6)	Book value per share is calculated using the number of common stock shares outstanding of 359,456 as of December 31, 2013 and 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2013 and 2012. This section should be read in conjunction with the financial statements and notes to the financial statements that appear elsewhere in this annual report.

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

Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations. See “Risk Factors” beginning on page 16.

The economic crisis that began in 2008 negatively affected the real estate market in our market area. The number of housing units sold has declined from the pre-2008 levels. These declines negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market also affected our ability to make loans in the commercial real estate context, although to a lesser extent. Beginning in 2011 and continuing through 2013, we have seen signs of an improving residential and commercial real estate market and we anticipate that as market conditions slowly return to a more normal level, there will be increased lending opportunities.

Summary of Recent Performance

The following highlights certain financial data that occurred during 2013:

•	Total loans grew during the twelve months ended December 31, 2013 by $5.4 million, or 6.8%, to $84.0 million.

•	Total non-interest and interest bearing checking accounts grew during the twelve months ended December 31, 2013 by $2.8 million, or 37.1%, to $10.2 million.

•	Our net interest margin rose to 3.60% for the twelve months ended December 31, 2013 compared to 3.29% for the twelve months ended December 31, 2012.

Our Business Strategy

Highlights of our business strategy are as follows:

•	Improve Our Earnings and Diversify Our Loan Portfolio. We continue to seek ways to increase our net interest income, net interest margin and sources of non-interest income.

•

Emphasizing Origination of Commercial Real Estate Loans. Commercial real estate loans are attractive because they generally provide us with higher yields and less interest rate risk because they typically have adjustable rates of interest and/or shorter terms to maturity in comparison to traditional single-family residential mortgage loans. We intend to continue to emphasize growth in our commercial real estate lending in a manner consistent with our loan underwriting policies and procedures while recognizing the increased risk inherent in commercial real estate loans.

•

Expanding Commercial Banking Operations. We currently have three commercial loan officers and one commercial loan administrator. We intend to hire additional commercial lending staff positions in the next two to three years to facilitate our loan origination efforts and to further penetrate the markets we serve. As a community-based bank, we believe that we offer high quality customer service by combining locally-based management for fast decisions on loan applications and approvals with customized deposit services that are attractive to small and medium sized businesses.

•

Controlling Non-interest Expense. We monitor our expense ratios closely and strive to improve our efficiency ratio through expense control. Our largest non-interest expense is compensation. We work to limit growth of compensation expense by controlling increases in the number of employees to those needed to support our growth and by maximizing the use of technology to increase efficiency.

•

Offering Additional Products and Services. We intend to utilize technology to increase productivity and provide additional products and services. In this regard, during 2012 we began offering merchant services, online bill payment, ACH originations, remote deposit capture and relationship pricing. In 2013 we began offering mobile check capture. In 2014 we will implement online account opening. We continue to enhance the internet banking services platform currently offered to our business and retail customers. We expect that these new products and services will help to maintain and increase our deposit base and will attract business and retail customers. We analyze the need of products and services and allocate our resources to those areas we believe offer the greatest future potential.

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

•

Maintain capital at “well capitalized” levels. Our policy has always been and will continue to be to protect the safety and soundness of Carroll Community Bank through conservative credit and operational risk management, balance sheet strength, and safe and sound operations. As a result, our capital ratios are in excess of the “well capitalized” standards set by FDIC. We have maintained and seek to maintain “well capitalized” levels of regulatory capital through balance sheet management and additions to capital from profits. The conversion and our initial public offering further increased our capital levels which are helping us to maintain our “well capitalized” status and exceed the requirements to do so.

•

Maintain a Quality Loan Portfolio While Exercising Prudent Underwriting Standards. While our asset quality ratios continue to outperform our state and national peer groups, we continue to emphasize maintaining strong asset quality by following conservative underwriting criteria, diligently applying our collection efforts, and originating loans secured primarily by real estate. We will continue to focus on asset quality as we seek to expand our commercial lending activities. Finally, we annually engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends and loan collateral valuation in order to identify impaired loans.

•

Expand Our Market Presence and Geographic Reach Through Technology and De Novo Branching or Branch Acquisitions. We continue to seek ways to increase our market penetration to grow our business and expand our geographic reach. Through the use of technology we offer internet banking, remote deposit capture, on-line bill payment and mobile banking with mobile check capture and in the near future we will add on-line account opening, all of which helps or will help us to expand our potential market reach beyond the immediate geographic area of our physical locations. While our business plan indicates our intention to open a new de novo branch office in the next two to three years, any such openings will be subject to, among other factors, market conditions, the economic environment, regulatory approval and the identification of sites that are acceptable to us being available within our targeted expense range. However, we currently have no specific agreements or understandings with respect to any acquisitions or de novo openings.

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

Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2013 to December 31, 2012

General. Our total assets increased by $5.2 million, or 5.1%, to $107.7 million at December 31, 2013 from $102.5 million at December 31, 2012. The increase was due primarily to growth in net loans of $5.6 million, or 7.2%. On the funding side of the balance sheet, deposits increased by $4.3 million, or 4.9%, and FHLBA borrowings increased by $865,000, or 13.3%, at December 31, 2013 compared to December 31, 2012.

Loans. At December 31, 2013, net loans were $83.5 million, or 77.5% of total assets, an increase of $5.6 million or 7.2% from $77.9 million at December 31, 2012. This increase was primarily due to the growth in commercial real estate loans of $5.7 million, consistent with our business strategy.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at December 31, 2013 and 2012:

	At December 31,
	2013		2012
	Balance	Percent of Total	Balance	Percent of Total
(Dollars in thousands)
Residential owner occupied - first lien	$37,954	45.2%	$38,896	49.4%
Residential owner occupied - junior lien	5,703	6.8%	5,251	6.7%
Residential non-owner occupied (investor)	8,401	10.0%	8,276	10.5%
Commercial owner occupied	8,479	10.1%	7,144	9.1%
Other commercial loans	23,280	27.7%	18,935	24.1%
Consumer loans	208	0.2%	151	0.2%

Total loans	84,025	100.0%	78,653	100.0%

Net deferred fees, costs and purchase premiums	149		89
Allowance for loan losses	(682)		(859)

Total loans, net	$83,492		$77,883

We had $0 and $103,000, respectively, in residential real estate loans held for sale at December 31, 2013 and 2012.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Due During the Twelve Months Ending December 31,
	2014	2015	2016	2017 to 2018	2019 to 2023	2024 to 2028	2029 and beyond	Total
(in thousands)

Residential owner occupied - first lien	$1,641	$554	$2,800	$7,365	$9,394	$10,128	$6,072	$37,954
Residential owner occupied - junior lien	7	689	121	121	1,059	2,246	1,460	5,703
Residential non-owner occupied (investor)	497	404	2,126	3,163	1,227	798	186	8,401
Commercial owner occupied	389	158	617	3,980	2,608	479	248	8,479
Other commercial loans	520	878	1,927	11,344	7,482	767	362	23,280
Consumer loans	11	—	39	158	—	—	—	208

Total loans	$3,065	$2,683	$7,630	$26,131	$21,770	$14,418	$8,328	$84,025

Fixed and Adjustable Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans in our portfolio at December 31, 2013 that are contractually due after December 31, 2014:

	Due After December 31, 2014
(in thousands)	Fixed	Adjustable	Total
Residential owner occupied - first lien	$32,830	$3,483	$36,313
Residential owner occupied - junior lien	2,162	3,534	5,696
Residential non-owner occupied (investor)	7,904	—	7,904
Commercial owner occupied	6,691	1,399	8,090
Other commercial loans	18,396	4,364	22,760
Consumer loans	197	—	197

Total loans	$68,180	$12,780	$80,960

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at December 31, 2013 and 2012:

	At December 31,
	2013		2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. government sponsored agency obligations	$1,001	$1,002	$—	$—
U.S. government sponsored mortgage-backed securities:
Guaranteed by GNMA	297	309	306	318
Guaranteed by FNMA and FHLMC	9,680	9,520	10,025	10,122
Asset-backed securities (SLMA)	775	777	951	956
Municipal bonds	282	269	—	—

Total securities available for sale	$12,035	$11,877	$11,282	$11,396

All of our mortgage-backed securities were issued by U.S. government agencies or government-sponsored enterprises. Total securities decreased by $481,000, or 4.2%, to $11.9 million, or 11.0%, of total assets at December 31, 2013 from $11.4 million, or 11.1% of total assets, at December 31, 2012. The net unrealized gains or losses on individual residential mortgage-backed securities as of December 31, 2013 and 2012 were the result of changes to current market interest rates as compared to the original purchase yield of the security. We had 14 and one investment securities with unrealized losses at December 31, 2013 and 2012, respectively.

During the twelve months ended December 31, 2013 and 2012, gains on sales of securities available for sale and held to maturity totaled $37,000 and $147,000 respectively. In the fourth quarter of 2012, we sold the entire held to maturity portfolio of $1.8 million realizing gains of $49,000. Management’s decision to sell the securities was based on market conditions at the time of the sale transaction, prepayment risk changes and funding needs.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
(Dollars in thousands)	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate
Securities available for sale:
U.S. government sponsored agency obligations	$—	—	$1,001	0.83%	$—		$—	—	$1,001	0.83%
U.S. government sponsored mortgage-backed securities	—	—	—	—	1,551	1.40%	8,426	2.13%	9,977	2.02%
Asset-backed securities (SLMA)	—	—	746	1.05%	29	0.32%	—	—	775	1.02%
Municipal bonds	—	—	—	—	112	3.01%	170	2.57%	282	2.74%

Total securities available for sale	$—	—	$1,747	0.92%	$1,692	1.49%	$8,596	2.14%	$12,035	1.87%

Bank-Owned Life Insurance. We invested in bank-owned life insurance in 2009 and again in 2012 to help us offset the costs of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2013, the aggregate cash surrender value of these policies was $2.0 million.

Premises and Equipment. Premises and equipment increased during 2013 due to purchase of building security equipment partially offset depreciation expense accumulated for the year.

Deposits. We accept deposits primarily from the areas in which our offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and retail checking accounts and individual retirement accounts. In 2012, the Board of Directors approved the use of brokered deposits as a funding source for the Bank.

Interest rates, maturity terms, service fees and withdrawal penalties are reviewed and updated on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Our deposits increased by $4.3 million, or 4.9%, to $91.8 million at December 31, 2013 from $87.5 million at December 31, 2012. The growth resulted from a $3.0 million increase in money market accounts, a $2.8 million increase in checking and demand deposit account balances and a $2.5 million increase in brokered certificates of deposit. These items were partially offset by decreases of $1.8 million in each of non-certificate IRA savings accounts and regular certificates of deposit. Growth in the number and balances of interest and noninterest bearing checking accounts is one of our key business strategies.

At December 31, 2013, we had a total of $37.7 million in certificates of deposit, of which $18.0 million had remaining maturities of one year or less. Of the $37.7 million, $2.5 million were brokered certificates of deposit. Based on historical experience and current market interest rates, we believe we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2013.

The following table sets forth the distribution of total deposit accounts, by product type, at December 31, 2013 and 2012:

	At December 31,
	2013			2012
(Dollars in thousands)	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
Savings accounts	$33,009	35.9%	0.27%	$35,102	40.1%	0.44%
Certificates of deposit	37,702	41.1%	1.09%	37,003	42.3%	1.69%
Money market accounts	10,880	11.9%	0.44%	7,926	9.1%	0.68%
Interest-bearing checking accounts	5,307	5.8%	0.08%	3,931	4.5%	0.12%
Non-interest bearing checking accounts	4,866	5.3%	—	3,491	4.0%	—

	$91,764	100.0%	0.60%	$87,453	100.0%	0.96%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100,000 as of December 31, 2013:

(in thousands)	At December 31, 2013
Three months or less	$101
Over three months through six months	305
Over six months through one year	528
Over one year to three years	5,854
Over three years	6,639

$13,427

The following table sets forth, by interest rate ranges, the maturity periods of our certificates of deposit at December 31, 2013:

	At December 31, 2013
	Period to Maturity
(Dollars in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Interest rate:
Less than 1.00%	$8,342	$5,110	$599	$3,412	$17,463	46.4%
1.00% to 1.99%	305	2,832	3,323	10,246	16,706	44.3%
2.00% to 2.99%	751	1,835	11	245	2,842	7.5%
3.00% to 3.99%	691	—	—	—	691	1.8%

	$10,089	$9,777	$3,933	$13,903	$37,702	100.0%

Percent of Total	26.8%	25.9%	10.4%	36.9%	100.0%

Borrowings. Our borrowing portfolio consists of advances from the FHLBA. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates indicated.

(Dollars in thousands)
Borrowing Amount		Rate	Maturity Date	December 31, 2013	December 31, 2012
$5,000	(1)	2.29%	8/12/2018	$5,000	$5,000
2,365		5.36%	1/2/2014	2,365	$—
1,500		0.21%	3/29/2013	—	1,500

				$7,365	$6,500

Unused available line of credit				$3,355	$3,440
Average balance during period				$6,998	$5,377
Average interest rate during period				1.72%	2.18%
Weighted average interest rate at end of period				3.27%	1.81%

(1)	callable quarterly by the FHLB.

Stockholders’ Equity. Stockholders’ equity declined slightly to $8.4 million at December 31, 2013 compared to $8.5 million at December 31, 2012. The decrease was attributable to other accumulated comprehensive losses and the buyback of common stock for the Recognition and Retention Plan partially offset by net income during 2013.

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

	For the Years Ended December 31,
	2013			2012
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$82,562	$4,197	5.08%	$68,287	$3,707	5.43%
Investment securities	11,161	150	1.34%	15,617	239	1.53%
Certificates of deposit	2,523	37	1.47%	2,305	34	1.48%
Interest earning deposits	3,264	19	0.58%	4,740	18	0.38%

Total interest-earning assets	99,510	4,403	4.43%	90,949	3,998	4.40%

Noninterest-earning assets	6,520			7,623

Total assets	$106,030			$98,572

Interest-bearing liabilities:
Savings accounts	$34,670	123	0.35%	$34,811	158	0.45%
Certificates of deposit	36,440	516	1.42%	37,335	689	1.85%
Money market accounts	9,872	56	0.57%	5,969	39	0.65%
Now accounts	4,506	4	0.09%	3,517	5	0.14%

Total interest-bearing deposits	85,488	699	0.82%	81,632	891	1.09%
Federal Home Loan Bank advances	6,998	121	1.72%	5,377	117	2.18%

Total interest-bearing liabilities	92,486	820	0.89%	87,009	1,008	1.16%

Noninterest-bearing deposits	4,925			2,866
Noninterest-bearing liabilities	151			121

Total liabilities	97,562			89,996
Equity	8,467			8,576

Total liabilities and capital	$106,030			$98,572

Net interest income		$3,583			$2,990

Net interest rate spread (1)			3.54%			3.24%
Net interest-earning assets (2)	$7,024			$3,940

Net interest margin (3)			3.60%			3.29%

Average interest-earning assets to interest-bearing liabilities	107.59%			104.53%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the impact of the change in volumes and rates on our net interest income for the years indicated. The volume column shows the impact attributable to changes in volume (change in volume multiplied by prior rate), the rate column shows the impact attributable to changes in rate (change in rate multiplied by prior volume) and the rate/volume column shows the impact attributable to changes in rate and volume (change in rate multiplied by change in volume).

	For the Years Ended December 31, 2013 vs 2012
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$775	$(239)	$(46)	$490
Investment securities	(68)	(30)	9	(89)
Certificates of deposit	3	—	—	3
Interest earning deposits	(6)	9	(2)	1

Total interest income (1)	377	25	3	405

Interest expense on:
Savings accounts	(1)	(34)	—	(35)
Certificates of deposit	(17)	(160)	4	(173)
Money market accounts	25	(5)	(3)	17
Now accounts	1	(2)	—	(1)

Total interest-bearing deposits	42	(224)	(10)	(192)
Federal Home Loan Bank advances	35	(31)	—	4

Total interest expense (1)	64	(237)	(15)	(188)

Change in net interest income	$313	$262	$18	$593

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented for total interest income and total interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General. For the year ended December 31, 2013, we realized net income of $222,000, or $0.67 per common share, compared to a net loss of $63,000, or $0.19 per common share for the year ended December 31, 2012 for an increase of $284,000. This increase was attributable to an increase in net interest income and a decrease in the provision for loan losses during 2013, partially offset by higher non-interest expenses and lower non-interest income.

Net Interest Income. Net interest income increased by $593,000, or 19.8%, to $3.6 million for the year ended December 31, 2013 from $3.0 million for the year ended December 31, 2012. The increase in net interest income was a result of an increase in interest income due mainly to the growth in loan balances and a decrease in interest expense due to the continued low interest rate environment. Our net interest rate spread and net interest rate margin were 3.54% and 3.60%, respectively, for the year ended December 31, 2013 compared to 3.24% and 3.29%, respectively, for the year ended December 31, 2012.

Interest Income. Total interest income increased by $405,000, or 10.1%, to $4.4 million for the year ended December 31, 2013 compared to $4.0 million for the year ended December 31, 2012 due to increases in the average balance and, to a lesser extent, the overall yield of interest-earning assets. Average interest-earning assets increased by $8.6 million, or 9.4%, to $99.5 million for the year ended December 31, 2013 from $90.9 million for the year ended December 31, 2012. The average yield on interest-earning assets increased slightly to 4.43% for the year ended December 31, 2013 from 4.40% for 2012. Even though the average yield on the loan portfolio declined due to the high demand for loans by lenders putting downward pressure on rates, the mix of interest earning assets migrated to higher yielding loans versus lower yielding investment securities and interest-bearing deposits with financial institutions triggering the overall yield increase for interest earning assets. Please see “—Average Balances and Yields” and “—Rate/Volume Analysis” for more detailed information regarding the impact of changes in average balances and yield on net interest income and margin.

Interest income on loans increased by $490,000, or 13.2%, to $4.2 million for the year ended December 31, 2013 compared to $3.7 million for the year ended December 31, 2012. This increase is a result of higher average loan balances during the year ended December 31, 2013, partially offset by a 35 basis point decrease in the average yield on loans. Average loans increased approximately $14.3 million, or 20.9%, to $82.6 million during 2013 from $68.3 million during 2012. This increase was primarily attributable to our increasing emphasis on commercial real estate loan originations. The average yield on loans declined to 5.08% for the year ended December 31, 2013 from 5.43% for the year ended December 31, 2012. The decrease in average yield was primarily attributable to the origination of new loans in a lower interest rate environment and the repayment or refinance of higher rate loans.

Interest income on investment securities decreased by $89,000, or 37.2%, to $150,000 for the year ended December 31, 2013 from $239,000 for the year ended December 31, 2012. This decrease was due to the decrease in the average balances of investment securities as funds were used for loan originations and the portfolio yield declining as a result of the sale of higher-yielding securities during 2012 and new investment securities being purchased at lower interest rates. The average balance of investment securities decreased by $4.5 million, or 28.5%, to $11.2 million for the year ended December 31, 2013 from $15.6 million for the year ended December 31, 2012 and the portfolio yield declined to 1.34% for the year ended December 31, 2013 from 1.53% for the year ended December 31, 2012.

Interest income on certificates of deposit increased slightly, by $3,000, or 8.8%, to $37,000 for the year ended December 31, 2013 compared to $34,000 for the year ended December 31, 2012 due mainly to the increase in average balances during 2013. The average balance on certificates of deposit increased by $218,000, or 9.5%, to $2.5 million for the year ended December 31, 2013 from $2.3 million for the year ended December 31, 2012.

Interest income on interest-earning deposits increased slightly, by $1,000, or 5.6%, to $19,000 for the year ended December 31, 2013 compared to $18,000 for the year ended December 31, 2012. The yield on interest-earning deposits increased by 20 basis points to 0.58% for the year ended December 31, 2013 from 0.38% for the year ended December 31, 2012 due to the higher dividends received on our FHLB stock portfolio. The average balance on interest-earning deposits decreased by $1.5 million, or 31.1%, to $3.3 million during the year ended December 31, 2013 from $4.7 million during the year ended December 31, 2012.

Interest Expense. Total interest expense decreased by $188,000, or 18.7%, to $820,000 for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. This decrease in interest expense was primarily due to a decline in the average cost of funds for interest-bearing liabilities which dropped to 0.89% during the year ended December 31, 2013 from 1.16% during the year ended December 31, 2012.

Interest expense on deposits decreased by $192,000, or 21.5%, to $699,000 for the year ended December 31, 2013 from $891,000 for the year ended December 31, 2012. This was primarily the result of a decline in the average interest rates on interest-bearing deposits during 2013 compared to 2012. The average interest rates on interest-bearing deposits dropped to 0.82% during the year ended December 31, 2013 from 1.09% during the year ended December 31, 2012. This decrease is primarily attributable to reductions in the average interest rates on certificates of deposit and savings accounts. The average rate on certificates of deposit decreased to 1.42% during the year ended December 31, 2013 from 1.85% during the year ended December 31, 2012 and the average rate on our savings accounts decreased to 0.35% during 2013 from 0.45% during 2012. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at significantly lower interest rates and drop the rates on our non-maturing interest bearing deposits during 2013.

Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded. See “Nonperforming and Problem Assets” beginning on page 41.

Based on management’s evaluation of the above factors, the provision for loan losses decreased by $340,000 to $87,000 for the year ended December 31, 2013 from $427,000 for the year ended December 31, 2012. The drop in the provision for loan losses was due to two specific reserves recorded during 2012, for which there was no provision for 2013, and the decline in the amount of net loan growth in 2013 compared to 2012. During the years ended December 31, 2013 and 2012, we had net charge-offs of $264,000 and $162,000, respectively.

Non-interest Income. The following table summarizes changes in non-interest income for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,		Change
(Dollars in thousands)	2013	2012	Amount	%
Increase in cash surrender value - life insurance	$63	$63	$—	0.0%
Customer service fees	83	75	8	10.7%
Loan fee income	53	41	12	29.3%
Other income	12	31	(19)	-61.3%

Non-interest income before net gains	211	210	1	0.5%
Gain on sale of securities	23	147	(124)	-84.4%
Gain on sale of CD investments	14	—	14	—
Gain on loans held for sale	7	9	(2)	-22.2%

Net gains	44	156	(112)	-71.8%

Total non-interest income	$255	$366	$(111)	-30.3%

Non-interest income decreased by $111,000, or 30.5%, to $255,000 during the year ended December 31, 2013 from $366,000 for the year ended December 31, 2012. The primary reason for the decrease was an $112,000, or 71.8%, decrease in net gains. There were fewer opportunities to realize gains in the security portfolio during 2013 due to the higher level of interest rates compared to 2012.

Non-interest Expenses. The following table summarizes changes in non-interest expenses for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,		Change
(Dollars in thousands)	2013	2012	Amount	%
Salaries and employee benefits	$1,581	$1,404	$177	12.6%
Premises and equipment	310	312	(2)	-0.6%
Data processing	420	344	76	22.1%
Professional fees	316	287	29	10.1%
FDIC insurance	90	87	3	3.4%
Directors’ fees	139	132	7	5.3%
Corporate insurance	37	46	(9)	-19.6%
Printing and office supplies	47	39	8	20.5%
Provision for losses and costs on real estate acquired through foreclosure	118	147	(29)	-19.7%
Other operating expenses	363	282	81	28.7%

Total non-interest expenses	$3,421	$3,080	$341	11.1%

Non-interest expenses increased by $341,000, or 11.1%, to $3.4 million for the year ended December 31, 2013 from $3.1 million for the year ended December 31, 2012.

Salaries and employee benefits increased by $177,000, or 12.6%, to $1.6 million for the year ended December 31, 2013 from $1.4 million for the year ended December 31, 2012. The increase was attributable to the increase in the number of employees and merit, promotion and position salary increases along with higher healthcare and share-based compensation costs.

Data processing expenses increased by $76,000, or 22.1%, to $420,000 for the year ended December 31, 2013 from $344,000 for the year ended December 31, 2012 due to the addition of new core processing products and services we started offering to customers during 2013 and 2012 and the conversion costs associated with the core processing platform upgrade along with higher volume of EFT network and item processing transactions during 2013 versus 2012.

Professional fees increased by $29,000, or 10.1%, to $316,000 during the year ended December 31, 2013 from $287,000 during the year ended December 31, 2012 due to the higher legal costs associated with public company matters and consulting costs associated with developing an executive and incentive based compensation plan in 2013.

Provision for losses and costs on real estate acquired through foreclosure decreased by $29,000, or 19.7%, to $118,000 for the year ended December 31, 2013 from $147,000 for the year ended December 31, 2012. The decrease was due to the decline in foreclosed property activity and the costs incurred to fix-up and repair such properties during 2013 compared to 2012.

Other operating expenses increased by $81,000, or 28.7%, to $363,000 during the year ended December 31, 2013 from $282,000 during the year ended December 31, 2012. The increase was mostly attributable to higher advertising and marketing costs, an increase in state assessment expense due to the prior year containing a credit adjustment and training costs as a result of the conversion to a new banking platform.

We expect our non-interest expense will continue to increase in the immediate future as a result of increased compensation expense associated with the anticipated addition of staff and the continued implementation of stockholder approved stock-based benefit plans.

Income Tax Expense. Income tax expense for the year ended December 31, 2013 was $109,000 compared to a benefit of $88,000 in 2012. The increased tax expense is primarily the result of our net income before income taxes during 2013 compared to generating a net loss before income taxes in 2012. The effective income tax rates were 32.9% and 58.4% for the years ending December 31, 2013 and 2012, respectively.

Nonperforming and Problem Assets

Management performs reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner. Customers are sent a reminder notice ten or 15 days after they miss their payment due date. Customers who are delinquent appear on our delinquency report, which is updated and reviewed weekly. Once on the delinquency report, our loan officers attempt to contact customers and secure payment. For loans secured by a residential dwelling, on the 45th day of delinquency our attorney sends the customers a letter informing them of our intent to foreclose. Such residential borrowers are also sent a HAMP (Making Home Affordable) application to ascertain if there are reasons that have prohibited them from making a payment and if it has been resolved. On the 120th day of delinquency, our attorney files to become our substitute trustee. After such filing (dependent on courts and judges) the applicable borrower or borrowers are served with a foreclosure notice. Once served, a sale date is set for 45 days later.

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

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and OREO (which includes real estate acquired through or in lieu of foreclosure) at December 31, 2013 and 2012:

	At December 31,
(Dollars in thousands)	2013	2012
Non-accrual loans:
Residential owner occupied - first lien	$181	$678
Residential owner occupied - junior lien	10	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	733	—
Consumer loans	—	—

Total non-accrual loans	924	678

Accruing nonperforming TDR	125

Foreclosed real estate:
Residential owner occupied - first lien	462	788
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—

Total foreclosed real estate	462	788

Total non-performing assets	$1,511	$1,466

Ratios:
Nonperforming loans to total loans	1.10%	0.86%
Nonperforming assets to total assets	1.40%	1.43%

As of December 31, 2013, all nonperforming loans do not have any specific reserves as the collateral is sufficient to cover, at a minimum, the principle balance.

During the fourth quarter of 2013 a commercial loan that is secured by equipment, other business assets and personal guarantees was classified as substandard and placed on nonaccrual status. The balance of the loan at December 31, 2013 was $733,000, which impacted our asset quality ratios. Based on its analysis and assessment, management believed that the collateral coverage on this loan is sufficient and therefore there was no impairment charge. On February 14, 2014, the loan was repaid in full including all interest and fees with no loss to the Bank.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at December 31, 2013 and 2012:

	At December 31,
	2013		2012
(Dollars in thousands)	Number	Amount	Number	Amount
Loans 60 to 89 days delinquent:
Residential owner occupied - first lien	1	$86	1	$355
Residential owner occupied - junior lien	—	—	—	—
Residential non-owner occupied (investor)	—	—	—	—
Commercial owner occupied	—	—	—	—
Other commercial loans	—	—	—	—
Consumer loans	—	—	—	—

Total Loans 60 to 89 days delinquent	1	86	1	355

Loans 30 to 59 days delinquent:
Residential owner occupied - first lien	2	397	—	—
Residential owner occupied - junior lien	—	—	3	129
Residential non-owner occupied (investor)	—	—	—	—
Commercial owner occupied	—	—	—	—
Other commercial loans	—	—	—	—
Consumer loans	—	—	—	—

Total Loans 30 to 59 days delinquent	2	397	3	129

Total past due loans	3	$483	4	$484

There were no loans contractually past due 90 days or more and still accruing interest at December 31, 2013 or 2012.

Trouble Debt Restructurings. For the twelve months ended December 31, 2013, two loans were modified with aggregate balances of $210,000 that were classified as a troubled debt restructure (“TDR”). One loan was nonperforming at the time of restructure at a below market interest rate and will remain a nonperforming loan. Since the restructure the loan has remained current based on new contractual terms of the loan. The second loan was restructured as part of a bankruptcy. At the time of the restructure the loan was classified as nonperforming. After six months of current payments and the customer’s demonstrated ability to maintain the loan current, the loan was then classified as performing as of December 31, 2013.

For the twelve months ended December 31, 2012, two loans were modified with aggregate balances of $802,000 that were classified as TDR’s. One loan was performing at the time of restructure and was classified as performing after the restructure. The other loan was nonperforming at the time of restructure and was classified as nonperforming after the restructure. After six months of current payments and the customer’s demonstrated ability to maintain the loan current, the loan was then classified as performing. Both of these restructured loans were classified as performing as of December 31, 2012.

TDRs that are classified as nonaccrual loans remain in nonaccrual status until the borrower has made at least six consecutive payments based on the contractual terms of their modified loan. At that time, the loan may revert to accrual status based on management’s evaluation and determination. Interest collected during the nonaccrual period is recognized as interest income on a cash basis.

A performing TDR will no longer be reported as a TDR in calendar years after the year of the restructuring if the effective interest rate is equal or greater than the market rate for credits with comparable risk.

Foreclosed Real Estate. Real estate we acquire as a result of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost, which is the unpaid balance of the loan plus estimated foreclosure costs, or fair value at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate taxes are charged against income in the current period while costs relating to improving such real estate are capitalized up to the property’s net realizable value, then such costs would be charged against income in the current period. We had foreclosed real estate of $462,000 and $789,000 at December 31, 2013 and 2012, respectively.

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

The following table sets forth our amounts of criticized loans (classified loans and loans designated as special mention) as of December 31, 2013 and 2012:

	At December 31,
(in thousands)	2013	2012
Classified loans:
Substandard	$1,536	$678
Doubtful	—	—
Loss	—	—

Total classified loans	1,536	678
Special mention	—	481

Total criticized loans	$1,536	$1,159

For a discussion of these criticized loans as they relate to the allowance for loan losses as well as a discussion as to how we calculate the allowance, see Note 4 to the Consolidated Financial Statements, “Credit Quality of Loans and Allowance for Loan Losses”.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$859	$594
Charge-offs:
Residential owner occupied - first lien	248	142
Residential owner occupied - junior lien	19	20
Residential non-owner occupied (investor)	—	—
Commercial owner occupied
Other commercial loans	—	—
Consumer loans	—	—

Total Charge-offs	267	162

Recoveries:
Residential owner occupied - first lien	3	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total Recoveries	3	—

Net charge-offs	264	162
Provision for loan losses	87	427

Balance at end of period	$682	$859

Ratios:
Net charge-offs to average loans	0.32%	0.24%
Allowance for loan losses to nonperforming loans	65.01%	126.76%
Allowance for loan losses to total loans	0.81%	1.09%

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

	At December 31,
	2013		2012
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

Residential owner occupied first lien	$244	45.2%	$311	49.4%
Residential owner occupied junior lien	27	6.8%	25	6.7%
Residential non-owner occupied (investor)	70	10.0%	235	10.5%
Commercial owner occupied loans	73	10.1%	70	9.1%
Other commercial loans	268	27.7%	218	24.1%
Consumer loans	—	0.2%	—	0.2%

Total	$682	100.0%	$859	100.0%

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

Net Portfolio Value. An institution’s net portfolio value or “NPV” is the difference between the present value of its assets and liabilities, and would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases of 100 to 400 basis points and decreases of 100 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Quantitative Analysis. The table below sets forth, as of December 31, 2013, the estimated changes in our NPV that would result from the designated instantaneous changes in the interest rate yield curve.

		Estimate Increase (Decrease) in NPV		NPV as a percenatge of Present Value of Assets (3)
Change in interest rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points

+400	$15,394	$(1,825)	-10.6%	15.77%	5 bp
+300	16,105	(1,114)	-6.5%	16.01%	29 bp
+200	16,762	(457)	-2.7%	16.17%	45 bp
+100	17,196	(23)	-0.1%	16.11%	39 bp
0	17,219			15.72%
-100	16,964	(255)	-1.5%	15.13%	(59) bp

(1)	Assume interest rate changes (up and down) in increments of 100 basis points.
(2)	NPV is the discounted present value of expected cash flows from assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-bearing assets.
(4)	NPA Ratio represents NPV divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, short-term lines of credit with correspondent banks, advances from the Federal Home Loan Bank of Atlanta, principal repayments and the sale of securities available-for-sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset and Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to fund asset growth and deposit runoff as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $5.0 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2013, we had $3.8 million in loan commitments outstanding, a majority of which was for commercial real estate loans. In addition, we had $7.2 million in unused lines of credit to borrowers, including $4.4 million with respect to consumer loans and $2.8 million for commercial real estate loans. Certificates of deposit due within one year of December 31, 2013 totaled $10.1 million, or 11.0% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2013.

Our primary investing activity is originating loans. During the years ended December 31, 2013 and 2012, we originated $22.0 million and $27.5 million of loans, respectively. During these periods, we purchased $6.9 million and $13.9 million of investment securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $4.3 million during the year ended December 31, 2013. Deposit flows are affected by the overall market level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances and borrowings were $7.4 million and $6.5 million at December 31, 2013 and 2012, respectively. At December 31, 2013, we had the ability to borrow up to an additional $6.0 million from our correspondent banks under short-term lines of credit and $3.4 million from the Federal Home Loan Bank of Atlanta.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Banking Regulation—Capital Requirements” and Note 16 of the Notes to the Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Commitments to extend credit:
Consumer loans	$207	$315
Commercial loans	3,583	935

	3,790	1,250

Commitments under available lines of credit:
Consumer loans	4,366	3,355
Commercial loans	2,845	2,045

	7,211	5,400

Total Commitments	$11,001	$6,650

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2013 or 2012 as a liability for credit loss related to these commitments.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CARROLL BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Carroll Bancorp, Inc.

Sykesville, Maryland

We have audited the accompanying consolidated statements of financial condition of Carroll Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carroll Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 10, 2014

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2013	2012

Assets:
Cash and due from banks	$1,310,430	$1,402,533
Interest-bearing deposits with depository institutions	3,718,884	3,468,641

Cash and cash equivalents	5,029,314	4,871,174
Certificates of deposit with depository institutions	1,856,469	2,600,130
Securities available for sale, at fair value	11,877,088	11,396,429
Loans, net of allowance for loan losses - December 31, 2013 $682,000 and December 31, 2012 $859,000	83,492,498	77,882,905
Accrued interest receivable	279,661	296,949
Other equity securities, at cost	496,696	585,496
Bank-owned life insurance	1,992,367	1,929,045
Premises and equipment, net	1,401,502	1,345,409
Foreclosed assets	462,005	788,619
Other assets	825,131	835,792

Total assets	$107,712,731	$102,531,948

Liabilities:
Deposits
Noninterest-bearing	$4,866,188	$3,491,050
Interest-bearing	86,897,767	83,962,016

Total deposits	91,763,955	87,453,066
Federal Home Loan Bank Advances	7,365,350	6,500,000
Other liabilities	167,728	111,051

Total liabilities	99,297,033	94,064,117

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 shares at December 31, 2013 and December 31, 2012, respectively	3,595	3,595
Additional paid-in capital	2,897,054	2,884,039
Unallocated ESOP shares	(183,319)	(194,103)
Unearned RSP shares	(133,947)	—
Retained earnings	5,927,209	5,705,419
Accumulated other comprehensive (loss) income	(94,894)	68,881

Total stockholders’ equity	8,415,698	8,467,831

Total liabilities and stockholders’ equity	$107,712,731	$102,531,948

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012
Interest income:
Loans	$4,197,424	$3,707,117
Securities available for sale	149,608	206,384
Securities held to maturity	—	32,696
Certificates of deposit	37,041	34,301
Interest-bearing deposits	19,261	17,806

Total interest income	4,403,334	3,998,304
Interest expense:
Deposits	699,179	890,785
Borrowings	120,669	117,327

Total interest expense	819,848	1,008,112

Net interest income	3,583,486	2,990,192
Provision for loan losses	86,587	426,610

Net interest income after provision for loan losses	3,496,899	2,563,582

Non-interest income:
Gain on sale of securities	22,774	146,935
Gain on sale of CD investments	14,012	—
Gain on loans held for sale	6,535	8,783
Increase in cash surrender value - life insurance	63,323	62,677
Customer service fees	82,661	75,501
Loan fee income	53,061	41,355
Other income	12,152	31,080

Total non-interest income	254,518	366,331
Non-interest expense:
Salaries and employee benefits	1,580,459	1,404,340
Premises and equipment	310,193	311,905
Data processing	419,952	344,039
Professional fees	316,385	287,113
FDIC insurance	89,848	87,508
Directors’ fees	138,650	131,725
Corporate insurance	37,166	45,582
Printing and office supplies	47,151	39,455
Provision for losses and costs on real estate acquired through foreclosure	117,897	146,667
Other operating expenses	363,401	282,222

Total non-interest expenses	3,421,102	3,080,556
Income (loss) before income tax	330,315	(150,643)
Income tax expense (benefit)	108,525	(87,940)

Net income (loss)	$221,790	$(62,703)

Basic/diluted earnings (loss) per share	$0.67	$(0.19)

Basic/diluted weighted average shares outstanding	333,047	338,970

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2013	2012

Net income (loss)	$221,790	$(62,703)
Other comprehensive (loss) income, before income tax:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period	(236,174)	181,542
Less reclassification adjustment for gains included in net income	36,786	146,935

Other comprehensive (loss) income, before income tax	(272,960)	34,607
Income tax effect	(109,185)	13,843

Other comprehensive (loss) income, net of tax	(163,775)	20,764

Total comprehensive income (loss)	$58,015	$(41,939)

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at January 1, 2012	$3,595	$2,883,833	$(204,887)	$—	$5,768,122	$48,117	$8,498,780

Net loss					(62,703)		(62,703)
Other comprehensive income						20,764	20,764
ESOP shares committed to be released			10,784				10,784
ESOP allocated shares FMV adjustment		206					206

Balances at December 31, 2012	3,595	2,884,039	(194,103)	—	5,705,419	68,881	8,467,831

Net income					221,790		221,790
Other comprehensive loss						(163,775)	(163,775)
Common stock acquired by RSP				(133,947)			(133,947)
ESOP shares committed to be released			10,784				10,784
ESOP allocated shares FMV adjustment		4,227					4,227
RSP compensation		8,788					8,788

Balances at December 31, 2013	$3,595	$2,897,054	$(183,319)	$(133,947)	$5,927,209	$(94,894)	$8,415,698

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$221,790	$(62,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of securities available for sale	(22,774)	(97,936)
Gain on sale of CD investments	(14,012)	—
Gain on sale of securities held to maturity	—	(48,999)
Gain on sale of loans held for sale	(6,535)	(8,783)
Origination of loans held for sale	(367,000)	(1,072,800)
Proceeds from sale of loans held for sale	373,535	978,583
Amortization and accretion of securities	206,810	275,792
Amortization of deferred loan costs, net of origination fees	27,311	7,593
Provision for loan losses	86,587	426,610
Provision for loss on real estate acquired through foreclosure	25,000	54,965
Loss on sale of real estate acquired through foreclosure	40,333	24,791
Depreciation of premises and equipment	145,409	136,831
ESOP expense	15,011	10,990
RSP compensation expense	8,788	—
Increase in cash surrender value of bank-owned life insurance	(63,323)	(62,677)
Decrease (increase) in deferred tax assets	108,488	(102,929)
Decrease (increase) in accrued interest receivable	17,287	(13,612)
Decrease in other assets	11,356	74,305
Increase (decrease) increase in other liabilities	56,677	(1,767)

Net cash provided by operating activities	870,738	518,254

Cash flows from investing activities:
Purchase of securities available for sale	(6,919,116)	(13,631,107)
Purchase of securities held to maturity	—	(289,767)
Proceeds from sales of securities available for sale	2,953,913	11,940,685
Proceeds from sales of securities held to maturity	—	1,785,864
Principal collected on securities available for sale	3,027,652	3,882,217
Purchase of certificates of deposit	(1,506,442)	(1,350,000)
Redemption of certificates of deposit	2,264,012	750,000
Increase in loans	(6,114,989)	(14,889,375)
Purchase of bank-owned life insurance	—	(400,000)
Purchase of premises and equipment	(201,502)	(40,196)
Redemption of other equity securities	156,300	8,400
Purchase of other equity securities	(67,500)	(67,500)
Capitalized costs on real estate acquired through foreclosure	(2,280)	(42,756)
Proceeds from the sale of real estate acquired through foreclosure	655,062	1,209,765

Net cash used by investing activities	(5,754,890)	(11,133,770)
Cash flows from financing activities:
Increase in deposits	4,310,889	4,802,207
Proceeds from FHLB advances	8,865,350	3,000,000
Repayment of FHLB advances	(8,000,000)	(1,500,000)
Purchase of common stock for RSP	(133,947)	—

Net cash provided by financing activities	5,042,292	6,302,207

Net increase (decrease) in cash and cash equivalents	158,140	(4,313,309)
Cash and cash equivalents, beginning balance	4,871,174	9,184,483

Cash and cash equivalents, ending balance	$5,029,314	$4,871,174

Supplemental disclosure of cash flow information:
Interest paid	$820,421	$1,011,848
Income tax refund	$(30,859)	$(7,585)

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$391,500	$262,184

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

The Bank also maintains an investment in capital stock of Atlantic Central Bankers Bank, Community Bankers Bank and Maryland Financial Bank. Because no ready market exists for Atlantic Central Bankers Bank, Community Bankers Bank and Maryland Financial Bank stock, the Bank’s investment in these stocks is carried at cost.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense was $75,222 in 2013 and $43,776 in 2012.

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

Credit Risk Concentrations

Most of the Bank’s activities are with customers within Carroll County, Maryland and all contiguous counties in Maryland and Pennsylvania. The Bank does not have any significant concentrations to any one industry or customer but does have a concentration in real estate lending.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings By Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This amendment clarifies the circumstances under which an in substance repossession or foreclosure is deemed to occur determining when all or a portion of the loan should be derecognized and the real estate property received should be recognized. The amendment is effective for annual and interim periods beginning after December 15, 2014. Early adoption is permitted.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.	Securities

The amortized cost and fair value of securities available for sale at December 31, 2013 and 2012 are as follows:

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
US government agency securities	$1,001,000	$1,170	$—	$1,002,170
Residential mortgage-backed securities	9,977,056	26,370	174,381	9,829,045
Asset-backed securities (SLMA)	775,320	1,273	7	776,586
Municipal bonds	281,869	—	12,582	269,287

	$12,035,245	$28,813	$186,970	$11,877,088

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$10,330,920	$109,344	$77	$10,440,187
Asset-backed securities (SLMA)	950,707	5,535	—	956,242

	$11,281,627	$114,879	$77	$11,396,429

The Bank had no private label residential mortgage-backed securities at December 31, 2013 or December 31, 2012, or during the years then ended. In addition, the Bank had no held to maturity securities at December 31, 2013 or December 31, 2012. During 2012 the Bank sold its entire held to maturity portfolio.

At December 31, 2013 and 2012, the carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.4 million and $550,000, respectively.

The amortized cost and fair value of securities at December 31, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2013		At December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	1,747,113	1,749,556	—	—
After 5 years through 10 years	1,692,291	1,699,707	6,132,380	6,196,969
Over 10 years	8,595,841	8,427,825	5,149,247	5,199,460

	$12,035,245	$11,877,088	$11,281,627	$11,396,429

The Bank sold $3.0 million and $11.9 million in securities available for sale during the years ended December 31, 2013 and 2012, respectively, and sold $1.8 million in securities held to maturity during the year ended December 31, 2012. From those sale transactions, the Bank recognized net realized gains of $22,774 and $146,935 for the years ended December 31, 2013 and 2012, respectively.

The Bank also sold $2.3 million in CD investments in 2013 for net realized gains of $14,012.

Securities with gross unrealized losses at December 31, 2013 and December 31, 2012, aggregated by investment category and the length of time individual securities have been in a continual loss position, are as follows:

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
US government agency securities	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	8,674,466	174,381	—	—	8,674,466	174,381
Asset-backed securities (SLMA)	29,200	7	—	—	29,200	7
Municipal bonds	269,287	12,582	—	—	269,287	12,582

	$8,972,953	$186,970	$—	$—	$8,972,953	$186,970

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$861,385	$77	$—	$—	$861,385	$77
Asset-backed securities (SLMA)	—	—			—	—

	$861,385	$77	$—	$—	$861,385	$77

Note 3.	Loans

Loans at December 31, 2013 and 2012 are summarized as follows:

	At December 31, 2013		At December 31, 2012
		Percent		Percent
	Balance	of Total	Balance	of Total

Residential owner occupied - first lien	$37,954,506	45.2%	$38,896,089	49.4%
Residential owner occupied - junior lien	5,703,159	6.8%	5,251,002	6.7%
Residential non-owner occupied (investor)	8,400,861	10.0%	8,276,068	10.5%
Commercial owner occupied	8,479,176	10.1%	7,143,738	9.1%
Other commercial loans	23,279,588	27.7%	18,935,142	24.1%
Consumer loans	207,757	0.2%	151,427	0.2%

Total loans	84,025,047	100.0%	78,653,466	100.0%

Net deferred fees, costs and purchase premiums	149,451		88,439
Allowance for loan losses	(682,000)		(859,000)

Total loans, net	$83,492,498		$77,882,905

Our residential one- to four-family first lien mortgage loan portfolio is pledged as collateral for our advances with FHLB.

Note 4.	Credit Quality of Loans and Allowance for Loan Losses

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the twelve months ended December 31, 2013 and 2012.

	For the Twelve Months Ended December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000
Charge-offs	247,804		19,854				267,658
Recoveries	4,071						4,071
Provision	177,156	1,552	(145,193)	3,315	49,757	—	86,587

Ending Balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

	For the Twelve Months Ended December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$334,087	$32,180	$69,025	$33,076	$125,632	$—	$594,000
Charge-offs	141,618	19,992	—	—	—	—	161,610
Recoveries	—	—	—	—	—	—	—
Provision	118,396	12,964	166,356	36,360	92,534	—	426,610

Ending Balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at December 31, 2013 and 2012.

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance collectively evaluated for impairment	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Loans:
Ending balance	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

Ending balance individually evaluated for impairment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038

Ending balance collectively evaluated for impairment	$37,773,320	$5,693,742	$8,275,655	$8,479,176	$22,546,359	$207,757	$82,976,009

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000

Ending balance individually evaluated for impairment	$84,303	$—	$173,501	$—	$—	$—	$257,804

Ending balance collectively evaluated for impairment	$226,562	$25,152	$61,880	$69,436	$218,166	$—	$601,196

Loans:
Ending balance	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

Ending balance individually evaluated for impairment	$405,147	$—	$272,501	$—	$—	$—	$677,648

Ending balance collectively evaluated for impairment	$38,387,942	$5,251,002	$8,003,567	$7,143,738	$18,935,142	$254,427	$77,975,818

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

During the fourth quarter of 2013 a commercial loan that is secured by equipment, other business assets and personal guarantees was classified as substandard and placed on nonaccrual status. The balance of the loan at December 31, 2013 was $733,229. Based on its analysis and assessment, management believed the collateral coverage on this loan was sufficient and therefore there was no impairment charge recorded in 2013. As of February 14, 2014, the loan was repaid in full including interest and fees with no loss to the Bank.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment as of December 31, 2013 and 2012:

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$37,773,320	$5,693,742	$7,789,131	$8,479,176	$22,546,359	$207,757	$82,489,485
Special Mention	—	—	—	—	—	—	—
Substandard	181,186	9,417	611,730	—	733,229	—	1,535,562
Doubtful	—	—	—	—	—	—	—

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$38,387,942	$5,251,002	$7,768,867	$6,897,295	$18,935,142	$254,427	$77,494,675
Special Mention	—	—	234,700	246,443	—	—	481,143
Substandard	405,147	—	272,501	—	—	—	677,648
Doubtful	—	—	—	—	—	—	—

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment as of December 31, 2013 and 2012:

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,290,317	$5,693,742	$8,400,861	$8,479,176	$23,279,588	$207,757	$83,351,441

30-59 days past due	396,903	9,417	—	—	—	—	406,320
60-89 days past due	266,280	—	—	—	—	—	266,280
Greater than 90 days past due	1,006	—	—	—	—	—	1,006

Total past due	664,189	9,417	—	—	—	—	673,606

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

	At December 31, 2012
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$38,033,114	$5,122,006	$8,276,068	$7,143,738	$18,935,142	$254,427	$77,764,495

30-59 days past due	—	128,996	—	—	—	—	128,996
60-89 days past due	354,828	—	—	—	—	—	354,828
Greater than 90 days past due	405,147	—	—	—	—	—	405,147

Total past due	759,975	128,996	—	—	—	—	888,971

Total	$38,793,089	$5,251,002	$8,276,068	$7,143,738	$18,935,142	$254,427	$78,653,466

The following tables are a summary of impaired loans by portfolio segment as of December 31, 2013 and 2012:

	At December 31, 2013
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038
Related Allowance	—	—	—	—	—	—	—

	At December 31, 2012
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$310,843	$—	$—	$—	$—	$—	$310,843
Unpaid Principal Balance	398,257	—	—	—	—	—	398,257

With an allowance recorded:
Recorded Investment	$94,303	$—	$272,501	$—	$—	$—	$366,804
Unpaid Principal Balance	94,303	—	272,501	—	—	—	366,804
Related Allowance	84,303	—	173,501	—	—	—	257,804

Total impaired loans:
Recorded Investment	$405,146	$—	$272,501	$—	$—	$—	$677,647
Unpaid Principal Balance	492,560	—	272,501	—	—	—	765,061
Related Allowance	84,303	—	173,501	—	—	—	257,804

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the twelve months ended December 31, 2013 and 2012:

	For the Twelve Months Ended December 31, 2013
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$315,845	$3,777	$102,241	$—	$146,646	$—	$568,509
Interest income that would have been recognized	22,273	456	—	—	2,871	—	25,600
Interest income recognized (cash basis)	5,936	343	—	—	—	—	6,279
Interest income foregone	16,337	113	—	—	2,871	—	19,321

With an allowance recorded:
Average recorded investment	$146,722	$—	$36,084	$—	$—	$—	$182,806
Interest income that would have been recognized	5,390	—	3,947	—	—	—	9,337
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	5,390	—	3,947	—	—	—	9,337

Total impaired loans:
Average recorded investment	$462,567	$3,777	$138,326	$—	$146,646	$—	$751,315
Interest income that would have been recognized	27,663	456	3,947	—	2,871	—	34,937
Interest income recognized (cash basis)	5,936	343	—	—	—	—	6,279
Interest income foregone	21,727	113	3,947	—	2,871	—	28,658

	For the Twelve Months Ended December 31, 2012
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$161,540	$—	$—	$—	$—	$—	$161,540
Interest income that would have been recognized	10,930	—	—	—	—	—	10,930
Interest income recognized (cash basis)	2,496	—	—	—	—	—	2,496
Interest income foregone	8,434	—	—	—	—	—	8,434

With an allowance recorded:
Average recorded investment	$398,404	$3,998	$54,500	$—	$—	$—	$456,902
Interest income that would have been recognized	39,717	311	15,844	—	—	—	55,872
Interest income recognized (cash basis)	34,584	—	15,044	—	—	—	49,628
Interest income foregone	5,133	311	800	—	—	—	6,244

Total impaired loans:
Average recorded investment	$559,944	$3,998	$54,500	$—	$—	$—	$618,442
Interest income that would have been recognized	50,647	311	15,844	—	—	—	66,802
Interest income recognized (cash basis)	37,080	—	15,044	—	—	—	52,124
Interest income foregone	13,567	311	800	—	—	—	14,678

The following table is a summary of performing and nonperforming impaired loans by portfolio segment as of December 31, 2013 and 2012:

	At December 31, 2013	At December 31, 2012
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	78,601	799,374
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	78,601	799,374

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	181,186	677,648
Residential owner occupied - junior lien	9,417	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	733,229	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	125,206	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	1,049,038	677,648

Total impaired loans	$1,127,639	$1,477,022

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

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the twelve months ended December 31, 2013 and 2012:

Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	During the Twelve Months Ended December 31, 2013

Residential non-owner occupied (investor)	1	$127,675	$130,664
Residential owner occupied - first lien	1	79,229	79,229

	2	$206,904	$209,893

	During the Twelve Months Ended December 31, 2012

Residential owner occupied - first lien	2	$792,170	$801,992

There were no defaults on any TDRs that were restructured in 2013 or 2012.

Note 5.	Premises and Equipment

A summary of premises and equipment at December 31, 2013 and 2012 is as follows:

		2013	2012
	Useful Lives
Land		$33,918	$33,918
Building and improvements	10 - 39 years	1,413,746	1,413,746
Furniture and equipment	3 - 10 years	689,725	488,223

		2,137,389	1,935,887
Accumulated depreciation		735,887	590,478

Net premises and equipment		$1,401,502	$1,345,409

In April 2010, the Bank entered into a five-year lease agreement for its relocated Westminster branch. The Bank pays its own operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs. Rent expense for the years ended December 31, 2013 and 2012 totaled $50,550 and $50,702, respectively.

At December 31, 2013 the total rental commitment under this lease is as follows:

Year ended December 31,
2014	$45,527
2015	30,516
2016	—
2017	—
2018	—
2019 and thereafter	—

$76,043

Note 6.	Foreclosed Assets

The following table is a summary of the activity in other real estate owned for the years ended December 31, 2013 and 2012:

	2013	2012

Beginning balance	$788,619	$1,773,200
Properties added during the year	391,500	262,184
Capitalized Costs	2,280	42,756
Write-downs	(25,000)	(54,965)
Properties disposed during the year	(655,061)	(1,209,765)
Loss on sale of disposed properties	(40,333)	(24,791)

Ending balance	$462,005	$788,619

Note 7.	Deposits

Deposits were comprised of the following at December 31, 2013 and 2012:

	At December 31, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$4,866,188	5.3%	$3,491,050	4.0%
Interest-bearing checking	5,306,684	5.8%	3,931,363	4.5%
Savings	2,144,938	2.3%	1,942,516	2.2%
Premium savings	22,440,482	24.4%	22,942,268	26.2%
IRA savings	8,423,727	9.2%	10,217,317	11.7%
Money market	10,880,101	11.9%	7,925,721	9.1%
Certificates of deposit	37,701,835	41.1%	37,002,831	42.3%

Total deposits	$91,763,955	100.0%	$87,453,066	100.0%

Certificates of deposit scheduled maturities are as follows:

	At December 31, 2013	At December 31, 2012
Period to Maturity:
Less than or equal to one year	$10,088,619	$18,013,517
More than one to two years	9,778,501	3,377,826
More than two to three years	3,932,122	5,396,236
More than three to four years	6,438,083	3,037,702
More than four to five years	7,464,509	7,177,550

Total certificates of deposit	$37,701,835	$37,002,831

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 8.	Borrowings

The Company has a credit line with the FHLBA, with a maximum borrowing limit of 10% of the Bank’s total assets, as determined on a quarterly basis. The maximum borrowing availability is also limited to approximately 74% of the unpaid principal balance of qualifying residential mortgage loans. The FHLBA has a blanket floating lien on the Company’s residential mortgage portfolio and FHLBA stock as collateral for the outstanding advances.

Borrowing Amount		Rate	Maturity Date	December 31, 2013	December 31, 2012

$5,000,000	(1)	2.29%	8/12/2018	$5,000,000	$5,000,000
2,365,350		5.36%	1/2/2014	2,365,350	—
1,500,000		0.21%	3/29/2013	—	1,500,000

				$7,365,350	$6,500,000

Unused available line of credit				$3,354,650	$3,440,000

(1)	callable quarterly by the FHLBA.

At December 31, 2013, the scheduled maturities of the FHLBA advances are as follows:

Years ending December 31,
2014	$2,365,350
2015	—
2016	—
2017	—
2018	5,000,000
Thereafter	—

$7,365,350

At December 31, 2013, the Company had availability of $6 million with various correspondent banks for short term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 2013 and 2012 under these facilities.

Note 9.	Income Taxes

Income tax expense (benefit) consisted of the following components:

	For Years Ended December 31,
	2013	2012
Current expense (benefit):
Federal	$—	$—
State	—	—

	—	—

Deferred expense (benefit):
Federal	86,498	(69,547)
State	22,027	(18,393)

	108,525	(87,940)

Total income tax expense (benefit)	$108,525	$(87,940)

A reconciliation of the statutory income tax rate of 34% to the income tax expense (benefit) included in the statements of operations is as follows:

	For Years Ended December 31,
	2013		2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Expected tax at federal statutory rate	$112,307	34.00%	$(51,218)	-34.00%
State income tax, net of federal income tax benefit	14,538	4.40%	(12,139)	-8.06%
BOLI income	(21,530)	-6.52%	(21,310)	-14.15%
Other	3,210	0.97%	(3,273)	-2.17%

Total income tax expense (benefit)	$108,525	32.85%	$(87,940)	-58.38%

The components of the net deferred tax assets are as follows:

	At December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$269,284	$338,172
Net operating loss carryforward	99,593	75,742
Net unrealized losses on securities available for sale	63,263	—
Contribution carryforward	18,456	11,329
OREO write-down reserve	17,739	43,342
RSP expense	3,467	—
Nonaccrual interest reserve	1,721	5,542

Total deferred tax assets	473,523	474,127

Deferred tax liabilities:
Deferred loan origination fees / costs	(59,705)	(36,872)
Depreciation on premises and equipment	(34,833)	(13,045)
Federal Home Loan Bank stock dividends	(22,329)	(22,329)
Net unrealized gains on securities available for sale	—	(45,921)

Total deferred tax liabilities	(116,867)	(118,167)

Net deferred tax assets	$356,656	$355,960

As of December 31, 2013, the Bank had estimated net operating loss carryforwards before tax of approximately $190,000 relating to federal income taxes and $239,000 relating to state income taxes, which begin to expire in 2031. These net operating loss carryforwards may be used to offset future income taxes payable, however the Bank may be subject to alternative minimum tax. Their realization is dependent on future taxable income and may be subject to limits under IRC Section 382.

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for years through December 31, 1987. If the amounts which qualified as deductions for income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to income tax at the then current corporate rate. Retained earnings at December 31, 2013 and 2012 include $655,000 of such bad debt deductions for which no provision for income tax has been provided.

In assessing whether the Company will be able to realize the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2013 and 2012.

As of December 31, 2013, the Company did not have any uncertain tax positions. Interest and penalties associated with tax liabilities would be classified as additional income taxes in the statement of operations. As of December 31, 2013, tax years ended December 31, 2010 through December 31, 2013 remain open and are subject to Federal and State taxing authority examination.

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

Outstanding loan commitments and lines of credit at December 31, 2013 and 2012 are as follows:

	2013	2012
Commitments to extend credit:
Consumer loans	$207,500	$314,750
Commercial loans	3,583,000	935,000

	3,790,500	1,249,750

Commitments under available lines of credit:
Consumer loans	4,365,710	3,355,394
Commercial loans	2,845,258	2,044,520

	7,210,968	5,399,914

Total Commitments	$11,001,468	$6,649,664

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2013 or 2012 as a liability for credit loss related to these commitments.

Note 11.	Defined Contribution Benefit Plan

The Company has a 401(k) profit sharing plan in which a majority of employees participate. Employees of the Bank, who are 21 years of age or older, are eligible to participate in the plan (“Participants”). Participants may contribute up to 100% of their annual compensation to the plan on a pre-tax basis, subject to limits prescribed by federal tax law. Carroll Community Bank may make a discretionary 401(k) match (as approved by the Board of Directors) equal to a percentage of eligible compensation as to Participants who have completed at least one year of service and worked at least 1,000 hours during the plan year. Employer contributions vest 100% after three years of credited service and are 0% vested prior to such time. Participants are always 100% vested in their salary deferrals. Participants will also become 100% vested in the employer contributions allocated to their accounts upon attainment of normal retirement age or in the event of the Participant’s death or disability. Participants may invest their accounts in the investment options provided under the 401(k) plan. Participants may borrow up to 50% of their vested interest (subject to a minimum of $1,000 and a maximum during any 12-month period of $50,000). The loan must be repaid within five years. Participants may request a withdrawal from their accounts in the event they incur a financial hardship. A Participant will become eligible for distribution of his or her plan benefit upon termination of employment and a Participant that satisfies certain eligibility requirements may request distributions of certain portions of their account balance while employed. Participants may elect to receive payments of their benefits in a lump sum or, provided that their account balance equals or exceeds $1,000, that the amount in their accounts be rolled over into another qualified retirement plan. During the year ended December 31, 2013, the Bank matched 50% up to 3% of an employee’s eligible earnings for a total of $14,496. The Bank matched $15,064 during the year ended December 31, 2012.

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends payable on stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest Prime rate, as published in The Wall Street Journal. The interest rate will adjust monthly and will be the Prime rate on the first business day of the calendar month. The interest rate on the loan is 3.25% as of December 31, 2013.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and shares become outstanding for earnings per share computations. ESOP compensation expense for the year ended December 31, 2013 and 2012 was $15,968 and $10,990, respectively.

Shares held by the ESOP trust at December 31, 2013 and 2012 are as follows:

	At December 31, 2013	At December 31, 2012
Allocated shares	3,235	2,157
Unallocated shares	18,332	19,410

Total ESOP shares	21,567	21,567

Fair value of unallocated shares	$311,644	$197,012

Note 13.	Share-Based Compensation

In April 2012, our stockholders approved the Carroll Bancorp, Inc. 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement, which provides for awards of restricted stock and stock options to key officers and outside directors. During 2013, the Company repurchased 10,783 shares in the open market for the 2011 Recognition and Retention Plan and Trust agreement at an average cost of $12.42 per share for a total of $134,000. In October 2013, the Compensation Committee granted all of the shares to key management and outside directors. No stock options had been granted as of December 31, 2013.

The fair value of these restricted stock awards is based on the closing price of the Company’s stock on the grant date. Non-vested restricted stock awards may not be disposed of or transferred during the vesting period. The restricted stock vests at a rate of 20% over a five year period on the anniversary date of the grant.

The table below presents the restricted stock award activity for the periods shown:

	Service-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2012	—	$—
Granted	10,783	16.30
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2013	10,783	$16.30

At December 31, 2013, the Company had $166,975 of unrecognized compensation cost related to the restricted stock awards. The cost of the restricted stock awards will be amortized in equal installments over a five-year vesting period. Restricted stock expense for the twelve months ended December 31, 2013 was $8,788.

Note 14.	Earnings per Share

Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Unallocated ESOP and unearned Recognition and Retention Plan shares are excluded from this calculation.

	For the Twelve Months Ended December 31, 2013	For the Twelve Months Ended December 31, 2012

Net income (loss)	$221,790	$(62,703)

Weighted average common shares outstanding	333,047	338,970

Earnings (loss) per common share, basic and diluted	$0.67	$(0.19)

Note 15.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. The activity for related party loans for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Balance, beginning of year	$494,743	$680,311
Additions	75,000	64,345
Payments	(72,878)	(93,442)
Change in status (1)	—	(156,471)

Balance, end of year	$496,865	$494,743

(1)	One loan was no longer considered a related party transaction due to the retirement of a director.

Note 16.	Fair Value Measurements

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

Simultaneously with the adoption of ASC 825, the Company adopted ASC 820, Fair Value Measurements, effective January 1, 2008. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below.

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at December 31, 2013 and 2012:

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. government agency	$1,002,170	$—	$1,002,170	$—
Residential mortgage-backed securities	9,829,045		9,829,045
Asset-backed securities (SLMA)	776,586	—	776,586	—
Municipal bonds	269,287		269,287

Total securities available for sale	$11,877,088	$—	$11,877,088	$—

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$10,440,187	$—	$10,440,187	$—
Asset-backed securities (SLMA)	956,242	—	956,242	—

Total securities available for sale	$11,396,429	$—	$11,396,429	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$181,186	$—	$—	$181,186
Residential owner occupied - junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	125,206	—	—	125,206
Other commercial loans	733,229	—	—	733,229

Total nonperforming impaired loans	$1,049,038	$—	$—	$1,049,038

Foreclosed real estate	$462,005	$—	$—	$462,005

	At December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$677,648	$—	$—	$677,648
Residential owner occupied - junior lien	—	—	—	—

Total nonperforming impaired loans	$677,648	$—	$—	$677,648

Foreclosed real estate	$788,619	$—	$—	$788,619

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2012	$638,945	$1,773,200
Total realized and unrealized gains (losses):
Included in net income	(161,610)	(79,756)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(47,667)	(1,210,065)
Transfers in and/or out of Level 3	247,980	305,240

Balance, December 31, 2012	$677,648	$788,619

Total realized and unrealized gains (losses):
Included in net income	(264,659)	(65,333)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(38,859)	(652,781)
Transfers in and/or out of Level 3	674,908	391,500

Balance, December 31, 2013	$1,049,038	$462,005

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

The estimated fair values of the Company’s financial instruments were as follows:

	At December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,856,469	$1,856,469	$—	$1,856,469	$—
Securities available for sale	11,877,088	11,877,088	—	11,877,088	—
Loans, net of allowance for loan losses	83,492,498	85,164,000	—	—	85,164,000
Foreclosed assets	462,005	462,005	—	—	462,005
Bank-owned life insurance	1,992,367	1,992,367	—	1,992,367	—
Other equity securities	496,696	496,696	—	—	496,696

Financial instruments - liabilities:
Deposits	$91,763,955	$91,674,000	$—	$91,674,000	$—
Federal Home Loan Bank advances	7,365,350	7,610,000	—	7,610,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,600,130	$2,600,130	$—	$2,600,130	$—
Securities available for sale	11,396,429	11,396,429	—	11,396,429	—
Loans, net of allowance for loan losses	77,882,905	80,821,000	—	—	80,821,000
Foreclosed assets	788,619	788,619	—	—	788,619
Bank-owned life insurance	1,929,045	1,929,045	—	1,929,045	—
Other equity securities	585,496	585,496	—	—	585,496

Financial instruments - liabilities:
Deposits	$87,453,066	$87,954,000	$—	$87,954,000	$—
Federal Home Loan Bank advances	6,500,000	6,879,000	—	6,879,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 17.	Regulatory Matters and Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of October 2012, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the table below:

	At December 31, 2013
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,716	12.9%	$5,416	8.0%	$6,770	10.0%
Tier 1 capital (to risk-weighted assets)	8,034	11.9%	2,708	4.0%	4,062	6.0%
Tier 1 capital (to average assets)	8,034	7.4%	4,320	4.0%	5,400	5.0%
Tangible capital (to tangible assets)	8,109	7.5%	1,616	1.5%	N/A	N/A

	At December 31, 2012
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,464	13.4%	$5,047	8.0%	$6,309	10.0%
Tier 1 capital (to risk-weighted assets)	7,675	12.2%	2,523	4.0%	3,785	6.0%
Tier 1 capital (to average assets)	7,675	7.6%	4,064	4.0%	5,080	5.0%
Tangible capital (to tangible assets)	8,028	7.8%	1,538	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At December 31,
	2013	2012
Consolidated GAAP equity	$8,416	$8,468
Consolidated equity in excess of Bank equity	(307)	(440)

Bank GAAP equity - Tangible capital	8,109	8,028
Less:
Accumulated other comprehensive (income) loss, net of tax	(95)	69
Disallowed deferred tax assets	170	284

Tier 1 capital	8,034	7,675
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	682	789

Total risk-based capital	$8,716	$8,464

Note 18.	Parent Company Only Financial Statements

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for Carroll Bancorp, Inc. at and for the twelve months ended December 31, 2013 and 2012:

Condensed Balance Sheets

	December 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$124,923	$245,536
Loan (ESOP)	183,319	194,103
Other assets	518	—
Investment in bank subsidiary	8,109,425	8,028,192

Total Assets	$8,418,185	$8,467,831

Liabilities:
Other liabilities	$2,488	$—

Total Liabilities	2,488	—

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 359,456 at December 31, 2013 and 2012, respectively	3,595	3,595
Additional paid-in capital	2,897,054	2,884,039
Unallocated ESOP shares	(183,319)	(194,103)
Unearned RSP shares	(133,947)
Retained earnings	5,927,208	5,705,419
Accumulated other comprehensive (loss) income	(94,894)	68,881

Total stockholders’ equity	8,415,697	8,467,831

Total liabilities and stockholders’ equity	$8,418,185	$8,467,831

Condensed Statements of Operations

	For the Year Ending December 31, 2013	For the Year Ending December 31, 2012
Loan (ESOP)	$6,307	$6,658
Dividends from bank subsidiary	—	—

Total income	6,307	6,658
Non-interest expense	—	—

Income before income tax expense	6,307	6,658
Income tax expense	5,727	—

Net income before equity in net income (loss) of bank subsidiary	580	6,658
Equity in net income (loss) of bank subsidiary	221,210	(69,361)

Net income (loss)	$221,790	$(62,703)

Condensed Statements of Cash Flows

	For the Year Ending December 31, 2013	For the Year Ending December 31, 2012
Cash flows from operating activities:
Net income (loss)	$221,790	$(62,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of bank subsidiary	(221,210)	69,361
Increase in other assets	(518)	—
Increase in other liabilities	2,488

Net cash provided by operating activities	2,550	6,658
Cash flows from investing activities:
ESOP loan principal collections	10,784	10,784

Net cash provided by investing activities	10,784	10,784
Cash flows from financing activities:
Purchase of common stock for RSP	(133,947)	—

Net cash used by financing activities	(133,947)	—

Net (decrease) increase in cash and cash equivalents	(120,613)	17,442
Cash and cash equivalents, beginning balance	245,536	228,094

Cash and cash equivalents, ending balance	$124,923	$245,536

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in Carroll Bancorp, Inc.’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Under the supervision and with the participation of the Carroll Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

The remaining information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Proposal I—Election of Directors” and “Beneficial Ownership Of Common Stock By Certain Beneficial Owners And Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3.1*	Amended & Restated Articles of Incorporation of Carroll Bancorp, Inc.

3.2*	Bylaws of Carroll Bancorp, Inc.

4^	Form of common stock certificate of Carroll Bancorp, Inc.

10.1*	Carroll Community Bank Employee Stock Ownership Plan

10.2^ +	Employment Agreement between Carroll Bancorp, Inc., Carroll Community Bank and Russell J. Grimes dated October 12, 2011

10.3* +	Form of Change in Control Agreement with Michael J. Gallina, Donna M. Frederick and George Peck

10.5*	Records Processing Services Agreement between Carroll Community Bank and Stifel, Nicolaus & Company, Incorporated

10.6*	Shopping Center Lease by and between Washington Real Estate Investment Trust and Carroll Community Bank

10.7+	Carroll Bancorp, Inc. 2011 Stock Option Plan (Incorporated by reference from Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on March 9, 2012, file no. 000-54422)

10.8+	Carroll Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement (Incorporated by reference from Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on March 9, 2012, file no. 000-54422)

10.9# +	Form of Non-Qualified Stock Option Grant Agreement under the Carroll Bancorp, Inc. 2011 Stock Option Plan

10.10# +	Form of Incentive Option Grant Agreement under the Carroll Bancorp, Inc. 2011 Stock Option Plan

10.11+	Form of Restricted Stock Award Grant Agreement under the Carroll Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement (filed herewith)

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Management compensatory plan, contract or arrangement
*	Incorporated by reference from Carroll Bancorp, Inc.’s Registration Statement on Form S-1, as amended, File No. 333-172770, originally filed with the U.S. Securities and Exchange Commission on March 11, 2011.
^	Incorporated by reference from Carroll Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 000-54422, filed with the U.S. Securities and Exchange Commission on March 9, 2012.
#	Incorporated by reference from Carroll Bancorp, Inc.’s Registration Statement on Form S-8, File No. 333-186267, filed with the U.S. Securities and Exchange Commission on January 29, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL BANCORP, INC.

By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Russell J. Grimes	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2014
Russell J. Grimes

/s/ Michael J. Gallina	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2014
Michael J. Gallina

/s/ C. Todd Brown	Chairman of the Board	March 10, 2014
C. Todd Brown

/s/ R. Wayne Barnes	Director	March 10, 2014
R. Wayne Barnes

/s/ Gilbert L. Fleming	Director	March 10, 2014
Gilbert L. Fleming

/s/ Brian L. Haight	Vice-Chairman	March 10, 2014
Brian L. Haight

/s/ Nancy L. Parker	Director	March 10, 2014
Nancy L. Parker

/s/ Robin L. Weisse	Director	March 10, 2014
Robin L. Weisse

/s/ Mark S. Zinnamosca	Director	March 10, 2014
Mark S. Zinnamosca