Form 10-Q
period 2014-03-31
Carroll Bancorp, Inc.
filed 2014-05-09
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 484,438 shares of common stock outstanding at May 9, 2014.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,269,915	$1,310,430
Interest-bearing deposits with depository institutions	8,755,176	3,718,884

Cash and cash equivalents	10,025,091	5,029,314
Certificates of deposit with depository institutions	1,855,650	1,856,469
Securities available for sale, at fair value	10,002,418	11,877,088
Loans, net of allowance for loan losses - March 31, 2014 $682,000 and December 31, 2013 $682,000	83,634,332	83,492,498
Accrued interest receivable	250,835	279,661
Other equity securities, at cost	515,596	496,696
Bank-owned life insurance	2,007,186	1,992,367
Premises and equipment, net	1,370,369	1,401,502
Foreclosed assets	296,899	462,005
Other assets	532,106	825,131

Total assets	$110,490,482	$107,712,731

Liabilities:
Deposits
Noninterest-bearing	$5,129,704	$4,866,188
Interest-bearing	88,861,448	86,897,767

Total deposits	93,991,152	91,763,955
Federal Home Loan Bank Advances	6,000,000	7,365,350
Other liabilities	248,832	167,728

Total liabilities	100,239,984	99,297,033

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 484,438 shares at March 31, 2014 and 359,456 at December 31, 2013	4,844	3,595
Additional paid-in capital	4,809,305	2,897,054
Unallocated ESOP shares	(303,287)	(183,319)
Unallocated RSP shares	(193,931)	(133,947)
Retained earnings	6,000,394	5,927,209
Accumulated other comprehensive loss	(66,827)	(94,894)

Total stockholders’ equity	10,250,498	8,415,698

Total liabilities and stockholders’ equity	$110,490,482	$107,712,731

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Interest income:
Loans	$1,011,199	$1,041,156
Securities available for sale	55,079	19,898
Certificates of deposit	4,241	9,486
Interest-earning deposits	6,188	5,063

Total interest income	1,076,707	1,075,603

Interest expense:
Deposits	136,868	205,160
Borrowings	29,332	29,431

Total interest expense	166,200	234,591

Net interest income	910,507	841,012
Provision for loan losses	(1,613)	28,303

Net interest income after provision for loan losses	912,120	812,709

Non-interest income:
Gain on sale of securities	11,262	9,550
Gain on loans held for sale	—	6,535
Net loss on sale / writedown of OREO	(14,105)	(8,113)
Increase in cash surrender value—life insurance	14,819	15,589
Customer service fees	21,316	17,943
Loan fee income	8,890	12,224
Other income	5,603	2,528

Total non-interest income	47,785	56,256

Non-interest expense:
Salaries and employee benefits	446,831	389,907
Premises and equipment	81,830	75,160
Data processing	106,963	93,995
Professional fees	72,084	73,195
FDIC insurance	21,518	22,363
Directors’ fees	39,725	35,175
Corporate insurance	10,034	9,243
Printing and office supplies	5,498	10,011
Other operating expenses	79,518	99,127

Total non-interest expenses	864,001	808,176

Income before income tax expense	95,904	60,789
Income tax expense	22,719	10,223

Net income	$73,185	$50,566

Basic earnings per share	$0.22	$0.15

Diluted earnings per share	$0.21	$0.15

Basic weighted average shares outstanding	338,673	339,537

Diluted weighted average shares outstanding	349,582	340,046

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$73,185	$50,566
Other comprehensive income (loss), before income tax:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	58,042	(8,497)
Less reclassification adjustment for gains on the sale of securities available for sale included in net income	11,262	9,550

Other comprehensive income (loss), before income tax	46,780	(18,047)
Income tax effect	18,713	(7,219)

Other comprehensive income (loss), net of tax	28,067	(10,828)

Total comprehensive income	$101,252	$39,738

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2014 and 2013

(unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	ESOP	RSP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income (Loss)	Total
Balances at January 1, 2014	$3,595	$2,897,054	$(183,319)	$(133,947)	$5,927,209	$(94,894)	$8,415,698
Net income					73,185		73,185
Other comprehensive income						28,067	28,067
RSP compensation		8,788					8,788
Rights offering:
Issuance of 124,982 shares of common stock net of offering costs	1,249	1,903,463					1,904,712
ESOP purchase of 7,498 shares			(119,968)				(119,968)
RSP purchase of 3,749 shares				(59,984)			(59,984)

Balances at March 31, 2014	$4,844	$4,809,305	$(303,287)	$(193,931)	$6,000,394	$(66,827)	$10,250,498

Balances at January 1, 2013	$3,595	$2,884,039	$(194,103)	$—	$5,705,419	$68,881	$8,467,831
Net income					50,566		50,566
Other comprehensive loss						(10,828)	(10,828)
Common stock acquired by RSP				(34,875)			(34,875)

Balances at March 31, 2013	$3,595	$2,884,039	$(194,103)	$(34,875)	$5,755,985	$58,053	$8,472,694

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$73,185	$50,566
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(11,262)	(9,550)
Gain on sale of loans held for sale	—	(6,535)
Origination of loans held for sale	(76,000)	(367,000)
Proceeds from sale of loans held for sale	—	373,535
Amortization and accretion of securities	31,982	66,024
Amortization of deferred loan costs, net of origination fees	15,856	14,529
Provision for loan losses	(1,613)	28,303
Provision for loss on real estate acquired through foreclosure	—	10,000
Loss (gain) on sale of real estate acquired through foreclosure	14,105	(1,888)
Depreciation of premises and equipment	39,201	32,887
Increase in cash surrender value of bank-owned life insurance	(14,819)	(15,589)
ESOP compensation expense	4,500	2,700
RSP compensation expense	8,788	—
Decrease in deferred tax assets	22,719	17,567
Decrease (increase) in accrued interest receivable	28,826	(21,298)
Decrease in other assets	251,594	74,144
Increase (decrease) in other liabilities	76,604	(5,623)

Net cash provided by operating activities	463,666	242,772

Cash flows from investing activities:
Purchase of securities available for sale	(1,611,136)	(1,293,480)
Proceeds from sales of securities available for sale	2,127,323	1,380,858
Proceeds from redemption of securities available for sale	1,000,000	—
Principal collected on securities available for sale	385,362	1,038,209
Increase in loans	(80,077)	(3,857,334)
Purchase of premises and equipment	(8,069)	(78,107)
Redemption of other equity securities	26,100	21,300
Purchase of other equity securities	(45,000)	—
Proceeds from the sale of real estate acquired through foreclosure	151,001	213,388

Net cash used by investing activities	1,945,504	(2,575,166)

Cash flows from financing activities:
Increase in deposits	2,227,197	3,672,720
Proceeds from FHLB advances	1,000,000	1,500,000
Repayment of FHLB advances	(2,365,350)	(1,500,000)
Proceeds from rights offering	1,904,712	—
Loan to purchase common stock for the ESOP	(119,968)	—
Purchase common stock for RSP	(59,984)	(34,875)

Net cash provided by financing activities	2,586,607	3,637,845

Net increase in cash and cash equivalents	4,995,777	1,305,451
Cash and cash equivalents, beginning balance	5,029,314	4,871,174

Cash and cash equivalents, ending balance	$10,025,091	$6,176,625

Supplemental disclosure of cash flow information:
Interest paid	$166,629	$234,385
Income tax refund	$—	$(30,859)

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

On March 26, 2014, pursuant to its rights offering, the Company issued 124,982 shares and warrants (“Units”) at $16.00 per Unit resulting in gross proceeds of $1,999,712. After taking into consideration the offering costs and the Units purchased by the share-based compensation plans, $1,800,000 was contributed to the Bank. The warrants give the holder the right to purchase one-half of a share of common stock at a price of $16.00 per whole share. If fully exercised an additional 62,491 shares of common stock could be issued. The warrants expire on March 20, 2017.

The Bank is headquartered in Sykesville, Maryland and is a community-oriented financial institution providing financial services to individuals, families and businesses through two banking offices located in Sykesville and Westminster, Maryland. The Bank is subject to the regulation, examination and supervision by the State of Maryland Department of Licensing and Regulation and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. Its primary deposits are certificate of deposit, savings and demand accounts and its primary lending products are residential and commercial real estate loans.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions between the Company and the Bank have been eliminated. The Bank has one subsidiary which holds foreclosed real estate.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the instructions for Form 10-Q and Rule 10-01 of the SEC Regulation
S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included. The balances as of December 31, 2013 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2013 Annual Report on Form 10-K

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with audited consolidated financial statements and the accompanying notes filed on Form 10-K for the year ended December 31, 2013.

In preparing the accompanying consolidated financial statements, the Company has evaluated subsequent events through the financial statement issue date. There were no subsequent events identified by the Company as a result of the evaluation that require recognition or disclosure in the consolidated financial statements

Use of Estimates

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

Note 2. Securities

The amortized cost and fair value of securities available for sale at March 31, 2014 and December 31, 2013 are as follows:

	At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$9,088,354	$23,693	$130,202	$8,981,845
Asset-backed securities (SLMA)	745,201	1,895	—	747,096
Municipal bonds	280,240	—	6,763	273,477

	$10,113,795	$25,588	$136,965	$10,002,418

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agency securities	$1,001,000	$1,170	$—	$1,002,170
Residential mortgage-backed securities	9,977,056	26,370	174,381	9,829,045
Asset-backed securities (SLMA)	775,320	1,273	7	776,586
Municipal bonds	281,869	—	12,582	269,287

	$12,035,245	$28,813	$186,970	$11,877,088

The Bank had no private label residential mortgage-backed securities at March 31, 2014 and December 31, 2013 or during the three months or year then ended, respectively.

The amortized cost and fair value of securities available for sale at March 31, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2014		At December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	856,473	855,761	1,747,113	1,749,556
After 5 years through 10 years	1,443,053	1,452,242	1,692,291	1,699,707
Over 10 years	7,814,269	7,694,415	8,595,841	8,427,825

	$10,113,795	$10,002,418	$12,035,245	$11,877,088

The Bank sold or had called $3.1 million and $1.4 million, respectively, in securities available for sale during the three months ended March 31, 2014 and 2013. From those sale transactions, the Bank realized gains of $11,262 and $9,550, respectively, for the same periods.

Securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Residential mortgage-backed securities	$6,726,381	$130,202	$—	$—	$6,726,381	$130,202
Asset-backed securities (SLMA)	—	—	—	—	—	—
Municipal bonds	108,665	2,607	164,813	4,156	273,478	6,763

	$6,835,046	$132,809	$164,813	$4,156	$6,999,859	$136,965

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Residential mortgage-backed securities	$8,674,466	$174,381	$—	$—	$8,674,466	$174,381
Asset-backed securities (SLMA)	29,200	7	—	—	29,200	7
Municipal bonds	269,287	12,582	—	—	269,287	12,582

	$8,972,953	$186,970	$—	$—	$8,972,953	$186,970

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.4 million at March 31, 2014 and December 31, 2013, respectively.

Note 3. Loans

Loans at March 31, 2014 and December 31, 2013 are summarized as follows:

	At March 31, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total
Residential owner occupied - first lien	$36,987,584	43.9%	$37,954,506	45.2%
Residential owner occupied - junior lien	5,865,997	7.0%	5,703,159	6.8%
Residential non-owner occupied (investor)	8,362,854	9.9%	8,400,861	10.0%
Commercial owner occupied	9,220,045	11.0%	8,479,176	10.1%
Other commercial loans	23,309,313	27.7%	23,279,588	27.7%
Consumer loans	425,172	0.5%	207,757	0.2%

Total loans	84,170,965	100.0%	84,025,047	100.0%

Net deferred fees, costs and purchase premiums	145,367		149,451
Allowance for loan losses	(682,000)		(682,000)

Total loans, net	$83,634,332		$83,492,498

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	1,613	—	—	—	—	—	1,613
Provision	(3,879)	587	(201)	5,988	(4,108)	—	(1,613)

Ending Balance	$242,022	$27,291	$70,133	$78,739	$263,815	$—	$682,000

	For the Three Months Ended March 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Beginning balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000
Charge-offs	74,303	—	—	—	—	—	74,303
Recoveries	—	—	—	—	—	—	—
Provision	5,720	2,762	3,739	3,090	12,992	—	28,303

Ending Balance	$242,282	$27,914	$239,120	$72,526	$231,158	$—	$813,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$242,022	$27,291	$70,133	$78,739	$263,815	$—	$682,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$242,022	$27,291	$70,133	$78,739	$263,815	$—	$682,000

Loans:
Ending balance	$36,987,584	$5,865,997	$8,362,854	$9,220,045	$23,309,313	$425,172	$84,170,965

Ending balance: individually evaluated for impairment	$180,455	$9,417	$122,449	$—	$—	$—	$312,321

Ending balance: collectively evaluated for impairment	$36,807,129	$5,856,580	$8,240,405	$9,220,045	$23,309,313	$425,172	$83,858,644

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Loans:
Ending balance	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

Ending balance: individually evaluated for impairment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038

Ending balance: collectively evaluated for impairment	$37,773,320	$5,693,742	$8,275,655	$8,479,176	$22,546,359	$207,757	$82,976,009

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$36,807,129	$5,856,580	$7,755,819	$9,220,045	$23,309,313	$425,172	$83,374,058
Special Mention	—	—	—	—	—	—	—
Substandard	180,455	9,417	607,035	—	—	—	796,907
Doubtful	—	—	—	—	—	—	—

Total	$36,987,584	$5,865,997	$8,362,854	$9,220,045	$23,309,313	$425,172	$84,170,965

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$37,773,320	$5,693,742	$7,789,131	$8,479,176	$22,546,359	$207,757	$82,489,485
Special Mention	—	—	—	—	—	—	—
Substandard	181,186	9,417	611,730	—	733,229	—	1,535,562
Doubtful	—	—	—	—	—	—	—

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

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

• Doubtful (risk rating 9)—loans classified as doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$36,378,468	$5,848,751	$8,362,854	$9,220,045	$23,309,313	$425,172	$83,544,603
30-59 days past due	428,661	7,829	—	—	—	—	436,490
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	180,455	9,417	—	—	—	—	189,872

Total past due	609,116	17,246	—	—	—	—	626,362

Total	$36,987,584	$5,865,997	$8,362,854	$9,220,045	$23,309,313	$425,172	$84,170,965

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,290,317	$5,693,742	$8,400,861	$8,479,176	$23,279,588	$207,757	$83,351,441
30-59 days past due	396,903	9,417	—	—	—	—	406,320
60-89 days past due	266,280	—	—	—	—	—	266,280
Greater than 90 days past due	1,006	—	—	—	—	—	1,006

Total past due	664,189	9,417	—	—	—	—	673,606

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

The following tables are a summary of impaired loans by portfolio segment at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$180,455	$9,417	$122,449	$—	$—	$—	$312,321
Unpaid Principal Balance	180,455	9,417	122,449	—	—	—	312,321
With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—
Total impaired loans:
Recorded Investment	$180,455	$9,417	$122,449	$—	$—	$—	$312,321
Unpaid Principal Balance	180,455	9,417	122,449	—	—	—	312,321
Related Allowance	—	—	—	—	—	—	—

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038
With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—
Total impaired loans:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038
Related Allowance	—	—	—	—	—	—	—

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$180,821	$9,417	$123,828	$—	$366,615	$—	$680,681
Interest income that would have been recognized	1,771	98	—	—	4,934	—	6,803
Interest income recognized (cash basis)	—	—	—	—	7,805	—	7,805
Interest income foregone (recovered)	1,771	98	—	—	(2,871)	—	(1,002)
With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	—	—	—	—	—
Total impaired loans:
Average recorded investment	$180,821	$9,417	$123,828	$—	$366,615	$—	$680,681
Interest income that would have been recognized	1,771	98	—	—	4,934	—	6,803
Interest income recognized (cash basis)	—	—	—	—	7,805	—	7,805
Interest income foregone (recovered)	1,771	98	—	—	(2,871)	—	(1,002)

	For the Three Months Ended March 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$267,922	$—	$—	$—	$—	$—	$267,922
Interest income that would have been recognized	4,002	—	—	—	—	—	4,002
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	4,002	—	—	—	—	—	4,002
With an allowance recorded:
Average recorded investment	$94,303	$—	$272,501	$—	$—	$—	$366,804
Interest income that would have been recognized	1,485	—	3,905	—	—	—	5,390
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	1,485	—	3,905	—	—	—	5,390
Total impaired loans:
Average recorded investment	$362,225	$—	$272,501	$—	$—	$—	$634,726
Interest income that would have been recognized	5,487	—	3,905	—	—	—	9,392
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	5,487	—	3,905	—	—	—	9,392

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at March 31, 2014 and December 31, 2013:

	At March 31, 2014	At December 31, 2013
Performing loans:
Impaired performing loans:
Residential owner occupied—first lien	$—	$—
Residential owner occupied—junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied—first lien	—	78,601
Residential owner occupied—junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	—	78,601

Nonperforming loans:
Impaired nonperforming loans:
Residential owner occupied—first lien	180,455	181,186
Residential owner occupied—junior lien	9,417	9,417
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	733,229
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied—first lien	—	—
Residential owner occupied—junior lien	—	—
Residential non-owner occupied (investor)	122,449	125,206
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans:	312,321	1,049,038

Total impaired loans	$312,321	$1,127,639

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

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the three months ended March 31, 2014 and 2013:

Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	During the Three Months Ended March 31, 2014
	—	$—	$—

	During the Three Months Ended March 31, 2013
Residential non-owner occupied (investor)	1	$127,675	$130,664

There were no defaults on any TDRs (that were restructured within the previous twelve months) during the three months ending March 31, 2014 or March 31, 2013.

Note 5. Deposits

Deposits were comprised of the following at March 31, 2014 and December 31, 2013:

	At March 31, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total
Non-interest bearing checking	$5,129,704	5.5%	$4,866,188	5.3%
Interest-bearing checking	5,099,940	5.4%	5,306,684	5.8%
Savings	2,306,422	2.5%	2,144,938	2.3%
Premium savings	22,672,058	24.1%	22,440,482	24.4%
IRA savings	8,195,006	8.7%	8,423,727	9.2%
Money market	12,151,643	12.9%	10,880,101	11.9%
Certificates of deposit	38,436,379	40.9%	37,701,835	41.1%

Total deposits	$93,991,152	100.0%	$91,763,955	100.0%

Certificates of deposit scheduled maturities are as follows:

	At March 31, 2014	At December 31, 2013
Period to Maturity:
Less than or equal to one year	$11,636,975	$10,088,619
More than one to two years	8,118,642	9,778,501
More than two to three years	5,771,658	3,932,122
More than three to four years	5,270,365	6,438,083
More than four to five years	7,638,739	7,464,509

Total certificates of deposit	$38,436,379	$37,701,835

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$8,981,845	$—	$8,981,845	$—
Asset-backed securities (SLMA)	747,096	—	747,096	—
Municipal bonds	273,477	—	273,477	—

Total securities available for sale	$10,002,418	$—	$10,002,418	$—

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
US government agency securities	$1,002,170	$—	$1,002,170	$—
Residential mortgage-backed securities	9,829,045	—	9,829,045	—
Asset-backed securities (SLMA)	776,586	—	776,586	—
Municipal bonds	269,287	—	269,287	—

Total securities available for sale	$11,877,088	$—	$11,877,088	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied—first lien	$180,455	$—	$—	$180,455
Residential owner occupied—junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	122,449	—	—	122,449

Total nonperforming impaired loans	$312,321	$—	$—	$312,321

Foreclosed real estate	$296,899	$—	$—	$296,899

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied—first lien	$181,186	$—	$—	$181,186
Residential owner occupied—junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	125,206	—	—	125,206
Other commercial loans	733,229	—	—	733,229

Total nonperforming impaired loans	$1,049,038	$—	$—	$1,049,038

Foreclosed real estate	$462,005	$—	$—	$462,005

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2013	$677,648	$788,619
Total realized and unrealized gains (losses):
Included in net income	(264,659)	(65,333)
Purchases, issuances and settlements	(38,859)	(652,781)
Transfers in and/or out of Level 3	674,908	391,500

Balance, December 31, 2013	$1,049,038	$462,005
Total realized and unrealized gains (losses):
Included in net income	—	(14,105)
Purchases, issuances and settlements	(736,717)	(3,020)
Transfers in and/or out of Level 3	—	(147,981)

Balance, March 31, 2014	$312,321	$296,899

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

The estimated fair values of the Company’s financial instruments were as follows:

	At March 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments—assets:
Certificates of deposit with depository institutions	$1,855,650	$1,855,650	$—	$1,855,650	$—
Securities available for sale	10,002,418	10,002,418	—	10,002,418	—
Loans, net of allowance for loan losses	83,634,332	85,224,000	—	—	85,224,000
Foreclosed assets	296,899	296,899	—	—	296,899
Bank-owned life insurance	2,007,186	2,007,186	—	2,007,186	—
Other equity securities	515,596	515,596	—	—	515,596
Financial instruments—liabilities:
Deposits	$93,991,152	$93,862,000	$—	$93,862,000	$—
Federal Home Loan Bank advances	6,000,000	6,232,000	—	6,232,000	—
Financial instruments—off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments—assets:
Certificates of deposit with depository institutions	$1,856,469	$1,856,469	$—	$1,856,469	$—
Securities available for sale	11,877,088	11,877,088	—	11,877,088	—
Loans, net of allowance for loan losses	83,492,498	85,164,000	—	—	85,164,000
Foreclosed assets	462,005	462,005	—	—	462,005
Bank-owned life insurance	1,992,367	1,992,367	—	1,992,367	—
Other equity securities	496,696	496,696	—	—	496,696
Financial instruments—liabilities:
Deposits	$91,763,955	$91,674,000	$—	$91,674,000	$—
Federal Home Loan Bank advances	7,365,350	7,610,000	—	7,610,000	—
Financial instruments—off-balance sheet	$—	$—	$—	$—	$—

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

On March 26, 2014, pursuant to its rights offering, the Company issued 124,982 shares and warrants (“Units”) at $16.00 per Unit resulting in gross proceeds of $1,999,712. After taking into consideration the offering costs and the shares purchased by the share-based compensation plans, $1,800,000 was contributed to the Bank. The warrants give the holder the right to purchase one-half of a share of common stock at a price of $16.00 per whole share. If fully exercised an additional 62,491 shares of common stock could be issued. The warrants expire on March 20, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of March 31, 2014, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios at March 31, 2014 and December 31, 2013 are presented in the table below:

	At March 31, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$10,507	15.5%	$5,421	8.0%	$6,776	10.0%
Tier 1 capital (to risk-weighted assets)	9,825	14.5%	2,710	4.0%	4,065	6.0%
Tier 1 capital (to average assets)	9,825	9.2%	4,274	4.0%	5,343	5.0%
Tangible capital (to tangible assets)	9,899	9.0%	1,657	1.5%	N/A	N/A

	At December 31, 2013
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,716	12.9%	$5,416	8.0%	$6,770	10.0%
Tier 1 capital (to risk-weighted assets)	8,034	11.9%	2,708	4.0%	4,062	6.0%
Tier 1 capital (to average assets)	8,034	7.4%	4,320	4.0%	5,400	5.0%
Tangible capital (to tangible assets)	8,109	7.5%	1,616	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At March 31,	At December 31,
	2014	2013
Consolidated GAAP equity	$10,250,498	$8,415,698
Consolidated equity in excess of Bank equity	(351,929)	(306,273)

Bank GAAP equity—Tangible capital	9,898,569	8,109,425
Less:
Accumulated other comprehensive income (loss), net of tax	(66,827)	(94,894)
Disallowed deferred tax assets	140,000	170,000

Tier 1 capital	9,825,396	8,034,319
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	682,000	682,000

Total risk-based capital	$10,507,396	$8,716,319

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period exclusive of unallocated ESOP shares. Granted unvested restricted stock and stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed by using the Treasury Stock method.

The calculation of net income per common share for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Net Income available to common shareholders	$73,185	$50,566

Weighted average number of shares used in:
Basic earnings per share	338,673	339,537
Adjustment for common share equivalents	10,909	509

Diluted earnings per share	349,582	340,046
Basic net income per common share	$0.22	$0.15

Diluted net income per common share	$0.21	$0.15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at March 31, 2014 and December 31, 2013. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

Carroll Bancorp, Inc.

Carroll Bancorp, Inc., which we sometimes refer to as “the Company,” is a Maryland corporation that owns 100% of the outstanding common stock of Carroll Community Bank, which we sometimes refer to as “the Bank.” On October 12, 2011, we completed our initial public offering of common stock in connection with the Bank’s conversion from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization. We sold 359,456 shares of common stock at $10.00 per share raising $3.6 million of gross proceeds. Carroll Bancorp, Inc. has not engaged in any significant business activity other than owning the common stock of and maintaining deposits in the Bank, and lending funds to the employee stock ownership plan (“ESOP”) trust.

On March 26, 2014, pursuant to its rights offering, the Company issued 124,982 Units, with each Unit consisting of one share of common stock and one warrant, for a purchase price of $16.00 per Unit resulting in gross proceeds of $1,999,712. After taking into consideration the offering costs and the Units purchased by the share-based compensation plans, the Company contributed the net proceeds of $1,800,000 to the Bank. The warrants give the holder the right to purchase one-half of a share of common stock at a price of $16.00 per whole share. If the warrants are fully exercised, the Company will issue up to an additional 62,491 shares of common stock. The warrants expire on March 20, 2017.

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

Our results of our operation depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for loan losses, non-interest income and non-interest expense. Our non-interest expense consists primarily of compensation and employee benefits, as well as office occupancy, data processing expenses, deposit insurance and general administrative expenses.

Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

The economic crisis that began in late 2007 negatively affected real estate lending in our market area. The number of housing units sold in Carroll and Howard Counties has declined from the pre-2008 levels. These declines negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. The declines also affected our ability to make loans in the commercial real estate market, although to a lesser extent. Beginning in 2011 and continuing through the first quarter of 2014, we have seen signs of an improving residential and commercial real estate market and we anticipate that as market conditions slowly return to a more normal level, there will be increased lending opportunities.

The following table summarizes the highlights of our financial performance for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended March 31,
( Dollars in thousands, except per share data)	2014	2013	$ Change	% Change
Net income	$73	$51	$22	43.1%
Basic earnings per share	0.22	0.15	0.07	46.7%
Diluted earnings per share	0.21	0.15	0.06	40.0%
Interest income	1,077	1,076	1	0.1%
Interest expense	166	235	(69)	-29.4%
Net interest income	911	841	70	8.3%
Noninterest income	48	56	(8)	-14.3%
Noninterest expense	864	808	56	6.9%
Average Loans	84,473	80,658	3,815	4.7%
Average Earning Assets	100,721	97,637	3,084	3.2%
Average Interest-Bearing Liabilities	92,953	91,550	1,403	1.5%
Return on average assets	0.28%	0.20%
Return on average equity	3.43%	2.40%
Net interest margin	3.67%	3.49%

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

	For the Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$84,473	$1,011	4.85%	$80,658	$1,041	5.23%
Investment securities	11,644	55	1.92%	10,546	20	0.77%
Certificates of deposit	1,856	5	1.09%	2,600	10	1.56%
Interest-earning deposits	2,748	6	0.89%	3,833	5	0.53%

Total interest-earning assets	100,721	1,077	4.34%	97,637	1,076	4.47%

Noninterest-earning assets	6,281			6,364

Total assets	$107,002			$104,001

Interest-bearing liabilities:
Savings	$32,930	22	0.27%	$35,339	39	0.45%
Certificates of deposit	38,006	102	1.09%	37,083	150	1.64%
Money market	10,981	12	0.44%	8,661	15	0.70%
Interest-bearing checking	5,254	1	0.08%	3,967	1	0.10%

Total interest-bearing deposits	87,171	137	0.64%	85,050	205	0.98%
Federal Home Loan Bank advances	5,782	29	2.03%	6,500	30	1.87%

Total interest-bearing liabilities	92,953	166	0.73%	91,550	235	1.04%

Noninterest-bearing deposits	5,203			3,797
Noninterest-bearing liabilities	195			125

Total liabilities	98,351			95,472
Equity	8,651			8,529

Total liabilities and capital	$107,002			$104,001

Net interest income		$911			$841

Net interest rate spread (1)			3.61%			3.43%
Net interest-earning assets (2)	$7,768			$6,087

Net interest margin (3)			3.67%			3.49%
Average interest-earning assets to interest-bearing liabilities	108.36%			106.65%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31, 2014 vs 2013
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$49	$(75)	$(4)	$(30)
Investment securities	2	30	3	35
Certificates of deposit	(3)	(3)	1	(5)
Interest-earning deposits	(1)	3	(1)	1

Total interest income (1)	34	(32)	(1)	1

Interest expense on:
Savings	(3)	(15)	1	(17)
Certificates of deposit	4	(51)	(1)	(48)
Money market	4	(6)	(1)	(3)
Interest-bearing checking	—	—	—	—

Total interest-bearing deposits	5	(71)	(2)	(68)
Federal Home Loan Bank advances	(3)	2	—	(1)

Total interest expense (1)	4	(72)	(1)	(69)

Change in net interest income	$30	$40	$—	$70

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

General. Net income increased by $22,000 to $73,000 for the three months ended March 31, 2014 compared to $51,000 for the same period in 2013. The increase in net income for the three month period is primarily attributable to higher net interest income and lower loan loss provision, partially offset by increased expenses primarily related to salary and benefits.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $69,000, or 8.3%, during the three months ended March 31, 2014 compared to the same period in 2013, as a result of the decline in interest expense. Our net interest rate spread increased to 3.61% for the three months ended March 31, 2014 compared to 3.43% for the three months ended March 31, 2013.

Interest Income. Interest income remained flat at $1.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. However, securities interest income increased by $35,000 while loan interest income decreased by $30,000. The increase in securities interest income was due to the higher level of premium amortization during the three months ended March 31, 2013. The decrease in interest income on loans was due to a decline in the average yield of 38 basis points, or 7.3%, compared to the same period last year partially offset by the increase in average loan balances of $3.8 million, or 4.7%.

Interest Expense. Interest expense decreased by $68,000, or 29.2%, to $166,000 for the three months ended March 31, 2014 compared to $235,000 for the three months ended March 31, 2013. This decrease was almost entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 34 basis points, or 34.7%, partially offset by an increase in the average balance of interest-bearing deposits of $2.1 million, or 2.5%. The decrease in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The average rate on certificates of deposit dropped to 1.09% during the three months ended March 31, 2014 from 1.64% during the three months ended March 31, 2013. The continued low level of market interest rates enabled us to renew maturing certificates of deposit at significantly lower interest rates.

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

There was a $2,000 loan loss recovery during the quarter ended March 31, 2014 which resulted in a negative loan loss provision of $2,000 for the three months ended March 31, 2014 compared to a $28,000 provision for the three months ended March 31, 2013. The decrease in the provision for loan losses was mainly due to loan balances remaining flat during the quarter ending March 31, 2014 whereas loan balances increased during the three months ended March 31, 2013.

The allowance for loan losses represented 0.81% of gross loans at March 31, 2014 and December 31, 2013 and 0.99% of gross loans at March 31, 2013. The decline of the allowance for loan losses at March 31, 2014 compared to the level at March 31, 2013 is attributable to the reduction of specific reserves as the result of charge-offs taken during the second quarter of 2013.

Management believes, to the best of their knowledge, that all known losses as of March 31, 2014 have been recorded and based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $48,000 for the three months ended March 31, 2014 compared to $56,000 for the same period in 2013. The $8,000, or 15.1%, decrease in non-interest income was primarily attributable to a $6,000 increase in the loss or write-down of OREO properties and a $7,000 decrease in gains on the sale of loans during the three months ended March 31, 2014 compared to the same three months of 2013 as there were no loan sales in 2014. These two items were partially offset by higher customer service fees and miscellaneous income.

Non-Interest Expenses. Non-interest expenses increased by $56,000, or 6.9%, to $864,000 for the three months ended March 31, 2014 compared to $808,000 during the same period in 2013. The increase was primarily due to a $57,000, or 14.6%, increase in salaries and employee benefits due to higher staffing levels and merit salary increases along with increased participation in our healthcare plan, and higher costs associated with our 401K, ESOP and stock-based benefit plans, and a $14,000, or 13.8%, increase in data processing due to higher ATM processing costs and network support costs. These increases were partially offset by a $20,000, or 19.8%, decrease in other operating expenses due to a decline in advertising expenditures of $5,000 and expenses incurred during the three months ended March 31, 2013 of $7,000 in post robbery security expenditures and $7,000 in fraudulent check losses for which there was no corresponding expenditures during the 2014 period.

Income Tax Expense. Income tax expense amounted to $23,000 and $10,000, respectively, for the three months ended March 31, 2014 and 2013, resulting in effective tax rates of 23.7% and 16.8%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013.

Assets. Total assets increased by $2.8 million, or 2.6%, to $110.5 million at March 31, 2014 compared to $107.7 million at December 31, 2013, primarily due to the increase in capital resulting from our previously-discussed rights offering and a $2.2 million increase in deposits during the quarter. These funds were temporarily placed in interest-bearing deposits with depository institutions until needed for loan originations.

Loans. Net loans increased slightly to $83.6 million at March 31, 2014 compared to $83.5 million at December 31, 2013. New loan originations of $3.8 million during the three month period ending March 31, 2014 were offset by loan payoffs of $2.3 million and scheduled principal repayments of $1.3 million.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $312,000 and $609,000, respectively, at March 31, 2014 compared to $1.0 million and $1.5 million, respectively, at December 31, 2013. The ratio of nonperforming loans to total loans was 0.37% at March 31, 2014 compared to 1.25% at December 31, 2013. In addition, our ratio of nonperforming assets was 0.55% as of March 31, 2014 compared to 1.40% as of December 31, 2013.

Deposits. Deposits increased by $2.2 million, or 2.4%, to $94.0 million at March 31, 2014 from $91.8 million at December 31, 2013. Money market deposits increased by $1.3 million, or 11.7%, and certificates of deposit increased by $700,000, or 1.9%. We continue to focus our efforts on improving our funding mix and increasing core deposits.

Stockholders’ Equity. Stockholders’ equity increased by $1.8 million, or 21.8%, to $10.3 million at March 31, 2014 from $8.4 million at December 31, 2013. The increase was a result of the successful closing of our previously discussed rights offering, which expired on March 20, 2014. Gross proceeds were approximately $2.0 million before expenses and Units purchased by our shared-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2014.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At March 31, 2014, cash and cash equivalents totaled $10.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2014, we had $3.6 million in loan origination commitments outstanding and $6.7 million in unused available lines of credit. Certificates of deposit due within one year of March 31, 2014 totaled $11.6 million, or 12.4% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, acquiring brokered deposits, Federal Home Loan Bank advances and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2014.

Our primary investing activity is originating loans. During the three months ended March 31, 2014, we originated $3.8 million in loans.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the three months ended March 31, 2014 of $2.2 million, or 2.4%. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances totaled $6.0 million at March 31, 2014 and we had the ability to borrow up to an additional $4.8 million from the Federal Home Loan Bank of Atlanta and $7.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, up to 15% of total deposits, as a funding source. At March 31, 2014, we had $2.5 million in brokered CDs and the ability to acquire up to $11.5 million in additional brokered deposits.

Carroll Bancorp, Inc. is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. Virtually all of the Company’s revenue will be interest earned on the loan to the ESOP and stock dividends received from the Bank when the Bank begins paying dividends.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at March 31, 2014 and December 31, 2013 are as follows:

	At March 31,	At December 31,
(in thousands)	2014	2013
Commitments to extend credit:
Consumer loans	$133	$207
Commercial loans	3,513	3,583

	3,646	3,790

Commitments under available lines of credit:
Consumer loans	3,804	4,366
Commercial loans	2,910	2,845

	6,714	7,211

Total Commitments	$10,360	$11,001

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2014 or December 31, 2013 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three months ended March 31, 2014, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements about our business plans, prospects and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate lending and related products, (ii) increasing core deposits and improving our deposit mix, and (iii) retention of maturing certificates of deposit;

•	statement regarding increased lending opportunities as market conditions return to a more normal level;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statements regarding adequate liquidity for our short- and long-term needs;

•	statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recorded and expected changes in the allowance; and

•	statement regarding the impact of pending legal proceedings.

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of March 31, 2014.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

CARROLL BANCORP, INC.

Date: May 9, 2014	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)