Form 10-Q
period 2014-06-30
Carroll Bancorp, Inc.
filed 2014-08-12
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 484,438 shares of common stock outstanding at August 11, 2014.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,431,069	$1,310,430
Interest-bearing deposits with depository institutions	5,439,852	3,718,884

Cash and cash equivalents	6,870,921	5,029,314
Certificates of deposit with depository institutions	2,104,294	1,856,469
Securities available for sale, at fair value	9,716,581	11,877,088
Loans, net of allowance for loan losses - June 30, 2014 $699,000 and December 31, 2013 $682,000	87,399,421	83,492,498
Accrued interest receivable	261,168	279,661
Other equity securities, at cost	538,096	496,696
Bank-owned life insurance	2,021,960	1,992,367
Premises and equipment, net	1,332,735	1,401,502
Foreclosed assets	52,964	462,005
Other assets	691,321	825,131

Total Assets	$110,989,461	$107,712,731

Liabilities:
Deposits
Noninterest-bearing	$5,430,750	$4,866,188
Interest-bearing	88,444,797	86,897,767

Total deposits	93,875,547	91,763,955
Federal Home Loan Bank Advances	6,500,000	7,365,350
Other liabilities	227,488	167,728

Total liabilities	100,603,035	99,297,033

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	0	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 484,438 shares at June 30, 2014 and 359,456 at December 31, 2013	4,844	3,595
Additional paid-in capital	4,810,814	2,897,054
Unallocated ESOP shares	(303,287)	(183,319)
Unallocated RSP shares	(193,931)	(133,947)
Retained earnings	6,082,282	5,927,209
Accumulated other comprehensive loss	(14,296)	(94,894)

Total stockholders’ equity	10,386,426	8,415,698

Total liabilities and stockholders’ equity	$110,989,461	$107,712,731

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans	$1,056,703	$1,057,541	$2,067,902	$2,098,697
Securities available for sale	48,015	39,367	103,094	59,266
Certificates of deposit	4,302	9,596	8,543	19,081
Interest-earning deposits	7,187	4,612	13,375	9,675

Total interest income	1,116,207	1,111,116	2,192,914	2,186,719
Interest expense:
Deposits	135,975	186,869	272,843	392,029
Borrowings	29,485	30,099	58,817	59,530

Total interest expense	165,460	216,968	331,660	451,559

Net interest income	950,747	894,148	1,861,254	1,735,160
Provision for loan losses	12,529	54,501	10,916	82,804

Net interest income after provision for loan losses	938,218	839,647	1,850,338	1,652,356

Non-interest income:
Gain on sale of securities	112	7,044	11,374	16,594
Gain on loans held for sale	855	—	855	6,535
Income (loss) on sale/writedown of OREO	11,473	(501)	(2,632)	(8,613)
Increase in cash surrender value - life insurance	14,773	15,773	29,592	31,362
Customer service fees	23,314	20,329	44,630	38,272
Loan fee income	7,615	20,061	16,505	32,285
Other income	3,377	2,754	8,980	5,282

Total non-interest income	61,519	65,460	109,304	121,717
Non-interest expense:
Salaries and employee benefits	419,052	375,563	865,883	765,470
Premises and equipment	87,876	81,942	169,706	157,102
Data processing	116,761	95,602	223,724	189,597
Professional fees	79,325	82,034	151,409	155,229
FDIC insurance	14,851	22,553	36,369	44,916
Directors’ fees	36,500	34,925	76,225	70,100
Corporate insurance	10,918	9,196	20,952	18,439
Printing and office supplies	9,914	11,980	15,412	21,991
Other operating expenses	78,088	107,078	157,606	206,206

Total non-interest expenses	853,285	820,873	1,717,286	1,629,050
Income before income tax expense	146,452	84,234	242,356	145,023
Income tax expense	64,564	22,931	87,283	33,154

Net income	$81,888	$61,303	$155,073	$111,869

Basic earnings per share	$0.18	$0.18	$0.39	$0.33

Diluted earnings per share	$0.18	$0.18	$0.38	$0.33

Basic weighted average shares outstanding	455,323	334,278	397,320	336,893

Diluted weighted average shares outstanding	466,725	334,278	408,477	336,893

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$81,888	$61,303	$155,073	$111,869
Other comprehensive income (loss), before income tax:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	87,663	(244,049)	145,705	(252,546)
Less reclassification adjustment for gains on the sale of securities available for sale included in net income	112	7,044	11,374	16,594

Other comprehensive income (loss), before income tax	87,551	(251,093)	134,331	(269,140)
Income tax effect	35,020	(100,437)	53,733	(107,656)

Other comprehensive income (loss), net of tax	52,531	(150,656)	80,598	(161,484)

Total comprehensive income (loss)	$134,419	$(89,353)	$235,671	$(49,615)

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2014 and 2013

(unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Unallocated RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2014	$3,595	$2,897,054	$(183,319)	$(133,947)	$5,927,209	$(94,894)	$8,415,698
Net income	0	0	0	0	155,073	0	155,073
Other comprehensive income	0	0	0	0	0	80,598	80,598
RSP compensation	0	17,576	0	0	0	0	17,576
Rights offering:
Issuance of 124,982 shares of common stock net of offering costs	1,249	1,896,184	0	0	0	0	1,897,433
ESOP purchase of 7,498 shares	0	0	(119,968)	0	0	0	(119,968)
RSP purchase of 3,749 shares	0	0	0	(59,984)	0	0	(59,984)

Balances at June 30, 2014	$4,844	$4,810,814	$(303,287)	$(193,931)	$6,082,282	$(14,296)	$10,386,426

Balances at January 1, 2013	$3,595	$2,884,039	$(194,103)	$—	$5,705,419	$68,881	$8,467,831
Net income					111,869		111,869
Other comprehensive loss						(161,484)	(161,484)
Common stock acquired by RSP				(133,947)			(133,947)

Balances at June 30, 2013	$3,595	$2,884,039	$(194,103)	$(133,947)	$5,817,288	$(92,603)	$8,284,269

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$155,073	$111,869
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(11,374)	(16,594)
Gain on sale of loans held for sale	(855)	(6,535)
Origination of loans held for sale	(76,000)	(367,000)
Proceeds from sale of loans held for sale	76,855	373,535
Amortization and accretion of securities	63,000	118,513
Amortization of deferred loan origination fees, net of costs		19,377
Provision for loan losses	10,916	82,804
Loan loss recoveries	6,084
Provision for loss on real estate acquired through foreclosure	0	10,000
Loss (gain) on sale of real estate acquired through foreclosure	2,632	(1,388)
Depreciation of premises and equipment	79,146	70,447
Increase in cash surrender value of bank-owned life insurance	(29,592)	(31,362)
ESOP compensation expense	9,000	5,400
RSP compensation expense	17,576
Decrease in deferred tax assets	87,283	45,561
Decrease (increase) in accrued interest receivable	18,493	(8,139)
(Increase) decrease in other assets	(7,204)	165,255
Increase in other liabilities	50,760	26,007

Net cash provided operating activities	451,793	597,750
Cash flows from investing activities:
Purchase of securities available for sale	(2,360,436)	(4,778,215)
Proceeds from sales and redemptions of securities available for sale	3,823,823	2,064,570
Principal collected on securities available for sale	781,684	1,815,385
Purchase of certificates of deposits	(249,685)	—
Redemption of certificates of deposit	0	—
Increase in loans	(3,923,923)	(4,746,357)
Purchase of premises and equipment	(10,380)	(172,136)
Redemption of other equity securities	26,100	21,300
Purchase of other equity securities	(67,500)	(45,000)
Capitalized costs on real estate acquired through foreclosure	0	(2,280)
Proceeds from the sale of real estate aquired through foreclosure	406,408	212,888

Net cash used by investing activities	(1,573,909)	(5,629,845)
Cash flows from financing activities:
Increase in deposits	2,111,592	3,710,717
Proceeds from FHLB advances	3,500,000	4,000,000
Repayment of FHLB advances	(4,365,350)	(3,000,000)
Proceeds from rights offering	1,897,433	—
Loan to purchase common stock for the ESOP	(119,968)	—
Purchase common stock for RSP	(59,984)	(133,947)

Net cash provided by financing activities	2,963,723	4,576,770

Net increase (decrease) in cash and cash equivalents	1,841,607	(455,325)
Cash and cash equivalents, beginning balance	5,029,314	4,871,174

Cash and cash equivalents, ending balance	$6,870,921	$4,415,849

Supplemental disclosure of cash flow information:
Interest paid	$332,040	$451,360
Income taxes (refund) paid	$0	$(30,859)

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$0	$225,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included. The balances as of December 31, 2013 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2013 Annual Report on Form 10-K

Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with audited consolidated financial statements and the accompanying notes filed on Form 10-K for the year ended December 31, 2013.

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

Note 2. Securities

The amortized cost and fair value of securities available for sale at June 30, 2014 and December 31, 2013 are as follows:

	At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$9,461,787	$34,409	$56,285	$9,439,911
Municipal bonds	278,621	207	2,158	276,670

	$9,740,408	$34,616	$58,443	$9,716,581

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agency securities	$1,001,000	$1,170	$—	$1,002,170
Residential mortgage-backed securities	9,977,056	26,370	174,381	9,829,045
Asset-backed securities (SLMA)	775,320	1,273	7	776,586
Municipal bonds	281,869	—	12,582	269,287

	$12,035,245	$28,813	$186,970	$11,877,088

The Bank had no private label residential mortgage-backed securities at June 30, 2014 and December 31, 2013 or during the six months or year then ended, respectively.

The amortized cost and fair value of securities available for sale at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2014		At December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$0	$0	$—	$—
Over 1 year through 5 years	110,742	108,584	1,747,113	1,749,556
After 5 years through 10 years	2,082,305	2,097,548	1,692,291	1,699,707
Over 10 years	7,547,361	7,510,449	8,595,841	8,427,825

	$9,740,408	$9,716,581	$12,035,245	$11,877,088

The Bank sold and redeemed $3.8 million and $2.1 million, respectively, in securities available for sale during the six months ended June 30, 2014 and 2013. From those sale transactions, the Bank recognized gross realized gains of $11,374 and $16,594 respectively, for the same periods.

Securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Residential mortgage-backed securities	$1,781,664	$8,066	$4,337,713	$48,219	$6,119,377	$56,285
Municipal bonds	0	0	108,584	2,158	108,584	2,158

	$1,781,664	$8,066	$4,446,297	$50,377	$6,227,961	$58,443

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Residential mortgage-backed securities	$8,674,466	$174,381	$—	$—	$8,674,466	$174,381
Asset-backed securities (SLMA)	29,200	7	—	—	29,200	7
Municipal bonds	269,287	12,582	—	—	269,287	12,582

	$8,972,953	$186,970	$—	$—	$8,972,953	$186,970

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.4 million at June 30, 2014 and December 31, 2013.

Note 3. Loans

Loans at June 30, 2014 and December 31, 2013 are summarized as follows:

	At June 30, 2014		At December 31, 2013
		Percent		Percent
	Balance	of Total	Balance	of Total
Residential owner occupied - first lien	$36,813,044	41.9%	$37,954,506	45.2%
Residential owner occupied - junior lien	5,494,783	6.2%	5,703,159	6.8%
Residential non-owner occupied (investor)	8,931,177	10.2%	8,400,861	10.0%
Commercial owner occupied	9,724,644	11.0%	8,479,176	10.1%
Other commercial loans	26,573,186	30.2%	23,279,588	27.7%
Consumer loans	403,315	0.5%	207,757	0.2%

Total loans	87,940,149	100.0%	84,025,047	100.0%

Net deferred fees, costs and purchase premiums	158,272		149,451
Allowance for loan losses	(699,000)		(682,000)

Total loans, net	$87,399,421		$83,492,498

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$242,022	$27,291	$70,133	$78,739	$263,815	$0	$682,000
Charge-offs	0	0	0	0	0	0	0
Recoveries	4,071	0	400	0	0	0	4,471
Provision	(6,608)	(1,345)	(276)	4,018	16,740	0	12,529

Ending Balance	$239,485	$25,946	$70,257	$82,757	$280,555	$0	$699,000

	For the Three Months Ended June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$242,282	$27,914	$239,120	$72,526	$231,158	$—	$813,000
Charge-offs	173,501	—	—	—	—	—	173,501
Recoveries	—	—	—	—	—	—	—
Provision	185,050	(1,449)	(150,748)	(2,177)	23,825	—	54,501

Ending Balance	$253,831	$26,465	$88,372	$70,349	$254,983	$—	$694,000

	For the Six Months Ended June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$0	$682,000
Charge-offs	0	0	0	0	0	0	0
Recoveries	5,684	0	400	0	0	0	6,084
Provision	(10,487)	(758)	(477)	10,006	12,632	0	10,916

Ending Balance	$239,485	$25,946	$70,257	$82,757	$280,555	$0	$699,000

	For the Six Months Ended June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000
Charge-offs	247,804	—	—	—	—	—	247,804
Recoveries	—	—	—	—	—	—	—
Provision	190,770	1,313	(147,009)	913	36,817	—	82,804

Ending Balance	$253,831	$26,465	$88,372	$70,349	$254,983	$—	$694,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$239,485	$25,946	$70,257	$82,757	$280,555	$0	$699,000

Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0

Ending balance: collectively evaluated for impairment	$239,485	$25,946	$70,257	$82,757	$280,555	$0	$699,000

Loans:
Ending balance	$36,813,044	$5,494,783	$8,931,177	$9,724,644	$26,573,186	$403,315	$87,940,149

Ending balance: individually evaluated for impairment	$180,180	$9,417	$120,334	$0	$0	$0	$309,931

Ending balance: collectively evaluated for impairment	$36,632,864	$5,485,366	$8,810,843	$9,724,644	$26,573,186	$403,315	$87,630,218

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Loans:
Ending balance	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

Ending balance: individually evaluated for impairment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038

Ending balance: collectively evaluated for impairment	$37,773,320	$5,693,742	$8,275,655	$8,479,176	$22,546,359	$207,757	$82,976,009

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$36,632,864	$5,485,366	$8,309,843	$9,724,644	$26,199,910	$403,315	$86,755,942
Special Mention	0	0	0	0	0	0	0
Substandard	180,180	9,417	621,334	0	373,276	0	1,184,207
Doubtful	0	0	0	0	0	0	0

Total	$36,813,044	$5,494,783	$8,931,177	$9,724,644	$26,573,186	$403,315	$87,940,149

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$37,773,320	$5,693,742	$7,789,131	$8,479,176	$22,546,359	$207,757	$82,489,485
Special Mention	—	—	—	—	—	—	—
Substandard	181,186	9,417	611,730	—	733,229	—	1,535,562
Doubtful	—	—	—	—	—	—	—

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$36,254,062	$5,485,366	$8,931,177	$9,724,644	$26,573,186	$403,315	$87,371,750

30-59 days past due	84,206	0	0	0	0	0	84,206
60-89 days past due	294,596	0	0	0	0	0	294,596
Greater than 90 days past due	180,180	9,417	0	0	0	0	189,597

Total past due	558,982	9,417	0	0	0	0	568,399

Total	$36,813,044	$5,494,783	$8,931,177	$9,724,644	$26,573,186	$403,315	$87,940,149

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,290,317	$5,693,742	$8,400,861	$8,479,176	$23,279,588	$207,757	$83,351,441

30-59 days past due	396,903	9,417	—	—	—	—	406,320
60-89 days past due	266,280	—	—	—	—	—	266,280
Greater than 90 days past due	1,006	—	—	—	—	—	1,006

Total past due	664,189	9,417	—	—	—	—	673,606

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

The following tables are a summary of impaired loans by portfolio segment at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$180,180	$9,417	$120,334	$0	$0	$0	$309,931
Unpaid Principal Balance	180,180	9,417	120,334	0	0	0	309,931

With an allowance recorded:
Recorded Investment	$0	$0	$0	$0	$0	$0	$0
Unpaid Principal Balance	0	0	0	0	0	0	0
Related Allowance	0	0	0	0	0	0	0

Total impaired loans:
Recorded Investment	$180,180	$9,417	$120,334	$0	$0	$0	$309,931
Unpaid Principal Balance	180,180	9,417	120,334	0	0	0	309,931
Related Allowance	0	0	0	0	0	0	0

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038
Related Allowance	—	—	—	—	—	—	—

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$180,318	$9,417	$121,392	$0	$0	$0	$311,127
Interest income that would have been recognized	1,783	99	0	0	0	0	1,882
Interest income recognized (cash basis)	0	0	0	0	0	0	0
Interest income foregone (recovered)	1,783	99	0	0	0	0	1,882

With an allowance recorded:
Average recorded investment	$0	$0	$0	$0	$0	$0	$0
Interest income that would have been recognized	0	0	0	0	0	0	0
Interest income recognized (cash basis)	0	0	0	0	0	0	0
Interest income foregone (recovered)	0	0	0	0	0	0	0

Total impaired loans:
Average recorded investment	$180,318	$9,417	$121,392	$0	$0	$0	$311,127
Interest income that would have been recognized	1,783	99	0	0	0	0	1,882
Interest income recognized (cash basis)	0	0	0	0	0	0	0
Interest income foregone (recovered)	1,783	99	0	0	0	0	1,882

	For the Three Months Ended June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$466,472	$—	$129,647	$—	$—	$—	$596,119
Interest income that would have been recognized	10,900	—	965	—	—	—	11,865
Interest income recognized (cash basis)	—	—	965	—	—	—	965
Interest income foregone (recovered)	10,900	—	—	—	—	—	10,900

With an allowance recorded:
Average recorded investment	$—	$—	$45,859	$—	$—	$—	$45,859
Interest income that would have been recognized	—	—	2,290	—	—	—	2,290
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	2,290	—	—	—	2,290

Total impaired loans:
Average recorded investment	$466,472	$—	$175,506	$—	$—	$—	$641,978
Interest income that would have been recognized	10,900	—	3,255	—	—	—	14,155
Interest income recognized (cash basis)	—	—	965	—	—	—	965
Interest income foregone (recovered)	10,900	—	2,290	—	—	—	13,190

	For the Six Months Ended June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$180,607	$9,417	$122,663	$0	$244,410	$0	$557,097
Interest income that would have been recognized	3,554	197	0	0	4,934	0	8,685
Interest income recognized (cash basis)	0	0	0	0	7,805	0	7,805
Interest income foregone (recovered)	3,554	197	0	0	(2,871)	0	880

With an allowance recorded:
Average recorded investment	$0	$0	$0	$0	$0	$0	$0
Interest income that would have been recognized	0	0	0	0	0	0	0
Interest income recognized (cash basis)	0	0	0	0	0	0	0
Interest income foregone (recovered)	0	0	0	0	0	0	0

Total impaired loans:
Average recorded investment	$180,607	$9,417	$122,663	$0	$244,410	$0	$557,097
Interest income that would have been recognized	3,554	197	0	0	4,934	0	8,685
Interest income recognized (cash basis)	0	0	0	0	7,805	0	7,805
Interest income foregone (recovered)	3,554	197	0	0	(2,871)	0	880

	For the Six Months Ended June 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$292,328	$—	$42,876	$—	$—	$—	$335,204
Interest income that would have been recognized	14,902	—	965	—	—	—	15,867
Interest income recognized (cash basis)	—	—	965	—	—	—	965
Interest income foregone (recovered)	14,902	—	—	—	—	—	14,902

With an allowance recorded:
Average recorded investment	$244,536	$—	$30,573	$—	$—	$—	$275,109
Interest income that would have been recognized	5,390	—	2,290	—	—	—	7,680
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	5,390	—	2,290	—	—	—	7,680

Total impaired loans:
Average recorded investment	$536,864	$—	$73,449	$—	$—	$—	$610,313
Interest income that would have been recognized	20,292	—	3,255	—	—	—	23,547
Interest income recognized (cash basis)	—	—	965	—	—	—	965
Interest income foregone (recovered)	20,292	—	2,290	—	—	—	22,582

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at June 30, 2014 and December 31, 2013:

	At June 30, 2014	At December 31, 2013
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$0	$—
Residential owner occupied - junior lien	0	—
Residential non-owner occupied (investor)	0	—
Commercial owner occupied	0	—
Other commercial loans	0	—
Consumer loans	0	—
Troubled debt restructurings:
Residential owner occupied - first lien	0	78,601
Residential owner occupied - junior lien	0	—
Residential non-owner occupied (investor)	120,334	—
Commercial owner occupied	0	—
Other commercial loans	0	—
Consumer loans	0	—

Total impaired performing loans	120,334	78,601

Nonperforming loans:
Impaired nonperforming loans:
Residential owner occupied - first lien	180,180	181,186
Residential owner occupied - junior lien	9,417	9,417
Residential non-owner occupied (investor)	0	—
Commercial owner occupied	0	—
Other commercial loans	0	733,229
Consumer loans	0	—
Troubled debt restructurings:
Residential owner occupied - first lien	0	—
Residential owner occupied - junior lien	0	—
Residential non-owner occupied (investor)	0	125,206
Commercial owner occupied	0	—
Other commercial loans	0	—
Consumer loans	0	—

Total impaired nonperforming loans:	189,597	1,049,038

Total impaired loans	$309,931	$1,127,639

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

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the three and six months ended June 30, 2014 and 2013:

Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

	During the Three Months Ended June 30, 2014
Residential non-owner occupied (investor)	0	$0	$0

	During the Three Months Ended June 30, 2013
Residential non-owner occupied (investor)	—	$—	$—

	During the Six Months Ended June 30, 2014
Residential non-owner occupied (investor)	0	$0	$0

	During the Six Months Ended June 30, 2013
Residential non-owner occupied (investor)	1	$127,675	$130,664

There were no defaults on any TDRs (that were restructured within the previous twelve months) during the six months ending June 30, 2014 or June 30, 2013.

Note 5. Deposits

Deposits were comprised of the following at June 30, 2014 and December 31, 2013:

	At June 30, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total
Non-interest bearing checking	$5,430,750	5.8%	$4,866,188	5.3%
Interest-bearing checking	5,448,197	5.8%	5,306,684	5.8%
Savings	2,513,631	2.7%	2,144,938	2.3%
Premium savings	22,603,749	24.1%	22,440,482	24.4%
IRA savings	8,113,982	8.6%	8,423,727	9.2%
Money market	11,719,445	12.5%	10,880,101	11.9%
Certificates of deposit	38,045,793	40.5%	37,701,835	41.1%

Total deposits	$93,875,547	100.0%	$91,763,955	100.0%

Certificates of deposit scheduled maturities are as follows:

	At June 30, 2014	At December 31, 2013
Period to Maturity:
Less than or equal to one year	$12,583,710	$10,088,619
More than one to two years	7,162,536	9,778,501
More than two to three years	6,448,517	3,932,122
More than three to four years	5,316,678	6,438,083
More than four to five years	6,534,352	7,464,510

Total certificates of deposit	$38,045,793	$37,701,835

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$9,439,911	$0	$9,439,911	$0
Municipal bonds	276,670	0	276,670	0

Total securities available for sale	$9,716,581	$0	$9,716,581	$0

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
US government agency securities	$1,002,170	$—	$1,002,170	$—
Residential mortgage-backed securities	9,829,045	—	9,829,045	—
Asset-backed securities (SLMA)	776,586	—	776,586	—
Municipal bonds	269,287	—	269,287	—

Total securities available for sale	$11,877,088	$—	$11,877,088	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$180,180	$0	$0	$180,180
Residential owner occupied - junior lien	9,417	0	0	9,417
Residential non-owner occupied (investor)	120,334	0	0	120,334

Total nonperforming impaired loans	$309,931	$0	$0	$309,931

Foreclosed real estate	$52,964	$0	$0	$52,964

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$181,186	$—	$—	$181,186
Residential owner occupied - junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	125,206	—	—	125,206
Other commercial loans	733,229	—	—	733,229

Total nonperforming impaired loans	$1,049,038	$—	$—	$1,049,038

Foreclosed real estate	$462,005	$—	$—	$462,005

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2013	$677,648	$788,619
Total realized and unrealized losses included in net income	(264,659)	(65,333)
Settlements	(38,859)	(652,781)
Transfers in and/or out of Level 3	674,908	391,500

Balance, December 31, 2013	$1,049,038	$462,005
Total realized and unrealized losses included in net income	0	(2,632)
Settlements	(739,107)	(406,409)
Transfers in and/or out of Level 3	0	0

Balance, June 30, 2014	$309,931	$52,964

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

The estimated fair values of the Company’s financial instruments were as follows:

	At June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,104,294	$2,104,294	$0	$2,104,294	$0
Securities available for sale	9,716,581	9,716,581	0	9,716,581	0
Loans, net of allowance for loan losses	87,399,421	89,144,000	0	0	89,144,000
Foreclosed assets	52,964	52,964	0	0	52,964
Bank-owned life insurance	2,021,960	2,021,960	0	2,021,960	0
Other equity securities	538,096	538,096	0	0	538,096

Financial instruments - liabilities:
Deposits	$93,875,547	$93,838,000	$0	$93,838,000	$0
Federal Home Loan Bank Advances	6,500,000	6,722,000	0	6,722,000	0

Financial instruments - off-balance sheet	$0	$0	$0	$0	$0

	At December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,856,469	$1,856,469	$—	$1,856,469	$—
Securities available for sale	11,877,088	11,877,088	—	11,877,088	—
Loans, net of allowance for loan losses	83,492,498	85,164,000	—	—	85,164,000
Foreclosed assets	462,005	462,005	—	—	462,005
Bank-owned life insurance	1,992,367	1,992,367	—	1,992,367	—
Other equity securities	496,696	496,696	—	—	496,696

Financial instruments - liabilities:
Deposits	$91,763,955	$91,674,000	$—	$91,674,000	$—
Federal Home Loan Bank Advances	7,365,350	7,610,000	—	7,610,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of June 30, 2014, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios at June 30, 2014 and December 31, 2013 are presented in the table below:

	At June 30, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$10,743	15.2%	$5,645	8.0%	$7,057	10.0%
Tier 1 capital (to risk-weighted assets)	10,044	14.2%	2,823	4.0%	4,234	6.0%
Tier 1 capital (to average assets)	10,044	9.1%	4,424	4.0%	5,530	5.0%
Tangible capital (to tangible assets)	10,040	9.1%	1,665	1.5%	N/A	N/A

	At December 31, 2013
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,716	12.9%	$5,416	8.0%	$6,770	10.0%
Tier 1 capital (to risk-weighted assets)	8,034	11.9%	2,708	4.0%	4,062	6.0%
Tier 1 capital (to average assets)	8,034	7.4%	4,320	4.0%	5,400	5.0%
Tangible capital (to tangible assets)	8,109	7.5%	1,616	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At June 30, 2014	At December 31, 2013
Consolidated GAAP equity	$10,386,426	$8,415,698
Consolidated equity in excess of Bank equity	(346,138)	(306,273)

Bank GAAP equity - Tangible capital	10,040,288	8,109,425
Less:
Accumulated other comprehensive income (loss), net of tax	(14,296)	(94,894)
Disallowed deferred tax assets	10,000	170,000

Tier 1 capital	10,044,584	8,034,319
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	699,000	682,000

Total risk-based capital	$10,743,584	$8,716,319

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period exclusive of unallocated ESOP shares. Granted unvested restricted stock and stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed by using the Treasury Stock method.

The calculation of net income per common share for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Net Income available to common shareholders	$81,888	$61,303	$155,073	$111,869

Weighted average number of shares used in:
Basic earnings per share	455,323	334,278	397,320	336,893
Adjustment for common share equivalents	11,402	0	11,157	0

Diluted earnings per share	466,725	334,278	408,477	336,893
Basic net income per common share	$0.18	$0.18	$0.39	$0.33

Diluted net income per common share	$0.18	$0.18	$0.38	$0.33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at June 30, 2014 and December 31, 2013. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

The economic crisis that began in late 2007 negatively affected real estate lending in our market area. The number of housing units sold in Carroll and Howard Counties has declined from the pre-2008 levels. These declines negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. The declines also affected our ability to make loans in the commercial real estate market, although to a lesser extent. Beginning in 2011 and continuing through the second quarter of 2014, we have seen signs of an improving residential and commercial real estate market and we anticipate that as market conditions slowly return to a more normal level, there will be increased lending opportunities.

The following table summarizes the highlights of our financial performance for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended June 30,
( Dollars in thousands, except per share data)	2014	2013	$ Change	% Change
Net income	$82	$61	$21	34.4%
Basic earnings per share	0.18	0.18	—	0.0%
Diluted earnings per share	0.18	0.18	—	0.0%
Interest income	1,116	1,111	5	0.5%
Interest expense	165	217	(52)	-24.0%
Net interest income	951	894	57	6.4%
Noninterest income	62	66	(4)	-6.1%
Noninterest expense	853	821	32	3.9%
Average Loans	87,393	82,199	5,194	6.3%
Average Earning Assets	104,890	99,541	5,349	5.4%
Average Interest-Bearing Liabilities	94,574	92,394	2,180	2.4%
Return on average assets	0.30%	0.23%
Return on average equity	3.17%	2.89%
Net interest margin	3.64%	3.60%

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net income	$155	$112	$43	38.4%
Basic earnings per share	0.39	0.33	0.06	18.2%
Diluted earnings per share	0.38	0.33	0.05	15.2%
Interest income	2,193	2,187	6	0.3%
Interest expense	332	452	(120)	-26.5%
Net interest income	1,861	1,735	126	7.3%
Noninterest income	109	122	(13)	-10.7%
Noninterest expense	1,717	1,629	88	5.4%
Average Loans	85,941	81,433	4,508	5.5%
Average Earning Assets	102,817	98,594	4,223	4.3%
Average Interest-Bearing Liabilities	93,767	91,974	1,793	1.9%
Return on average assets	0.29%	0.22%
Return on average equity	3.29%	2.65%
Net interest margin	3.65%	3.55%

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

	For the Three Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$87,393	$1,057	4.85%	$82,199	$1,058	5.16%
Investment securities	9,762	48	1.97%	11,571	39	1.35%
Certificates of deposit	1,935	4	0.83%	2,600	9	1.39%
Interest earning deposits	5,800	7	0.48%	3,171	5	0.63%

Total interest-earning assets	104,890	1,116	4.27%	99,541	1,111	4.48%

Noninterest-earning assets	5,711			6,280

Total assets	$110,601			$105,821

Interest-bearing liabilities:
Savings accounts	$33,249	22	0.27%	$35,744	34	0.38%
Certificates of deposit	38,347	100	1.05%	35,711	137	1.54%
Money market accounts	11,630	13	0.45%	9,729	15	0.62%
Now accounts	5,340	1	0.08%	4,320	1	0.09%

Total interest-bearing deposits	88,566	136	0.62%	85,504	187	0.88%
Federal Home Loan Bank advances	6,008	29	1.94%	6,890	30	1.75%

Total interest-bearing liabilities	94,574	165	0.70%	92,394	217	0.94%

Noninterest-bearing deposits	5,451			4,807
Noninterest-bearing liabilities	220			123

Total liabilities	100,245			97,324
Equity	10,356			8,497

Total liabilities and capital	$110,601			$105,821

Net interest income		$951			$894

Net interest rate spread (1)			3.57%			3.54%
Net interest-earning assets (2)	$10,316			$7,147

Net interest margin (3)			3.64%			3.60%
Average interest-earning assets to interest-bearing liabilities	110.91%			107.74%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$85,941	$2,068	4.85%	$81,433	$2,099	5.20%
Investment securities	10,698	103	1.94%	11,061	59	1.08%
Certificates of deposit	1,896	9	0.96%	2,600	19	1.47%
Interest earning deposits	4,282	13	0.61%	3,500	10	0.58%

Total interest-earning assets	102,817	2,193	4.30%	98,594	2,187	4.47%

Noninterest-earning assets	5,995			6,322

Total assets	$108,812			$104,916

Interest-bearing liabilities:
Savings accounts	$33,091	44	0.27%	$35,542	72	0.41%
Certificates of deposit	38,177	202	1.07%	36,393	288	1.60%
Money market accounts	11,307	25	0.45%	9,198	30	0.66%
Now accounts	5,297	2	0.08%	4,145	2	0.10%

Total interest-bearing deposits	87,872	273	0.63%	85,278	392	0.93%
Federal Home Loan Bank advances	5,895	59	2.02%	6,696	60	1.81%

Total interest-bearing liabilities	93,767	332	0.71%	91,974	452	0.99%

Noninterest-bearing deposits	5,328			4,305
Noninterest-bearing liabilities	208			124

Total liabilities	99,303			96,403
Equity	9,509			8,513

Total liabilities and capital	$108,812			$104,916

Net interest income		$1,861			$1,735

Net interest rate spread (1)			3.59%			3.48%
Net interest-earning assets (2)	$9,050			$6,620

Net interest margin (3)			3.65%			3.55%
Average interest-earning assets to interest-bearing liabilities	109.65%			107.20%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30, 2014 vs 2013
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$66	$(63)	$(4)	$(1)
Investment securities	(6)	18	(3)	9
Certificates of deposit	(2)	(4)	1	(5)
Interest earning deposits	4	(1)	(1)	2

Total interest income (1)	59	(51)	(3)	5

Interest expense on:
Savings accounts	(2)	(10)	—	(12)
Certificates of deposit	10	(43)	(4)	(37)
Money market accounts	3	(4)	(1)	(2)
Now accounts	—	—	—	—

Total interest-bearing deposits	7	(56)	(2)	(51)
Federal Home Loan Bank advances	(4)	3	—	(1)

Total interest expense (1)	5	(56)	(1)	(52)

Change in net interest income	$54	$5	$(2)	$57

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

	For the Six Months Ended June 30, 2014 vs 2013
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$116	$(139)	$(8)	$(31)
Investment securities	(2)	48	(2)	44
Certificates of deposit	(5)	(7)	2	(10)
Interest earning deposits	2	1	—	3

Total interest income (1)	94	(84)	(4)	6

Interest expense on:
Savings accounts	(5)	(25)	2	(28)
Certificates of deposit	14	(95)	(5)	(86)
Money market accounts	7	(10)	(2)	(5)
Now accounts	—	—	—	—

Total interest-bearing deposits	12	(127)	(4)	(119)
Federal Home Loan Bank advances	(7)	6	—	(1)

Total interest expense (1)	9	(127)	(2)	(120)

Change in net interest income	$85	$43	$(2)	$126

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

General. Net income increased by $21,000 to $82,000 for the three months ended June 30, 2014 compared to a net income of $61,000 for the same period in 2013. The increase in net income for the three month period is attributable to higher net interest income and a lower provision for loan losses, partially offset by an increase in non-interest expenses.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $57,000, or 6.4%, during the three months ended June 30, 2014 compared to the same period in 2013, primarily due to the decline in interest expense. Our net interest rate spread increased to 3.57% for the three months ended June 30, 2014 compared to 3.54% for the three months ended June 30, 2013.

Interest Income. Interest income remained flat at $1.1 million for the three months ended June 30, 2014 and 2013. Average earning assets increased by $5.3 million to $104.9 million for the three months ended June 30, 2014 from $99.5 million for the three months ended June 30, 2013. This growth was offset by the decline in yield on our earning assets to 4.27% for the three months ended June 30, 2014 from 4.48% for the three months ended June 30, 2013.

Interest Expense. Interest expense decreased by $52,000, or 24.0%, to $165,000 for the three months ended June 30, 2014 compared to $217,000 for the three months ended June 30, 2013. This decrease was almost entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid dropped by 26 basis points, or 29.5%, slightly offset by an increase in the average balance of interest-bearing deposits of $3.1 million, or 3.6%. The decrease in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The average rate on certificates of deposit dropped to 1.05% during the three months ended June 30, 2014 from 1.54% during the three months ended June 30, 2013. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposit at significantly lower interest rates.

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

Based on management’s evaluation of the above factors, the provision for loan losses was $13,000 for the three months ended June 30, 2014 compared to $55,000 for the three months ended June 30, 2013. The decrease in the provision for loan losses was mainly due to a specific reserve taken in the 2013 period for a nonperforming investor residential mortgage loan. In both of the periods, loan growth and the increase in our commercial loan mix within the loan portfolio contributed to the amount of provision recorded. Management believes, to the best of their knowledge, that all known losses as of June 30, 2014 have been recorded.

The allowance for loan losses represented 0.79% of gross loans at June 30, 2014 and 0.81% of gross loans as of December 31, 2013. Based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $62,000 for the three months ended June 30, 2014 compared to $66,000 for the same period in 2013. The $4,000 decrease in non-interest income is primarily attributable to a $12,000 decrease in loan fees and a $7,000 decrease in gains on sales of securities available for sale partially offset by an $11,000 gain on the sale of OREO in the 2014 period.

Non-Interest Expenses. Non-interest expenses increased by $32,000, or 3.9%, to $853,000 for the three months ended June 30, 2014 compared to $821,000 during the same period in 2013. The increase was primarily due to a $43,000, or 11.6%, increase in salaries and employee benefits due to a new employee performance based incentive program, higher health care and stock based compensation expenses and a $21,000, or 22.1%, increase in data processing due to post conversion costs related to our core processing system and higher transaction volumes. These increases were partially offset by a $29,000, or 27.1%, decrease in other operating expenses due to a decline of $19,000 in OREO repair and maintenance costs, a $4,000 decrease in advertising and marketing expenditures and expenses incurred during the three months ended June 30, 2013 of $7,000 for post robbery security expenditures for which there was no corresponding expenditures in the 2014 period.

Income Tax Expense. Income tax expense amounted to $65,000 and $23,000, respectively, for the three months ended June 30, 2014 and 2013 resulting in effective tax rates of 44.1% and 27.2%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

General. Net income increased by $43,000 to $155,000 for the six months ended June 30, 2014 compared to $112,000 for the same period in 2013. The increase in net income for the six month period is attributable to higher net interest income and a lower provision for loan losses, partially offset by an increase in non-interest expenses.

Net Interest Income. Net interest income increased by $126,000, or 7.3%, during the six months ended June 30, 2014 compared to the same period in 2013, due to the continued decline in interest expense. Our net interest rate spread increased to 3.59% for the six months ended June 30, 2014 compared to 3.48% for the six months ended June 30, 2013.

Interest Income. Interest income remained flat at $2.2 million for the six months ended June 30, 2014 and 2013. Average earning assets increased by $4.2 million to $102.8 million for the six months ended June 30, 2014 from $98.6 million for the six months ended June 30, 2013. This growth was offset by the decline in yield on our earning assets to 4.30% for the six months ended June 30, 2014 from 4.47% for the six months ended June 30, 2013.

Interest Expense. Interest expense decreased by $120,000, or 26.5%, to $332,000 for the six months ended June 30, 2014 compared to $452,000 for the six months ended June 30, 2013. This decrease was mainly attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 30 basis points, or 32.3%, slightly offset by an increase in the average balance of interest-bearing deposits of $2.6 million, or 3.0%. The decline in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The average rate on certificates of deposit dropped to 1.07% during the six months ended June 30, 2014 from 1.60% during the six months ended June 30, 2013. The continued historically low level of market interest rates have enabled us to renew maturing certificates of deposit at significantly lower interest rates.

Provision for Loan Losses. The provision for loan losses was $11,000 for the six months ended June 30, 2014 compared to $83,000 for the six months ended June 30, 2013. The decrease in the provision for loan losses was due to 2013 including an increase in our historical loss factors as a result of a charge-off and a specific reserve for a nonperforming investor residential mortgage loan. In both of the periods, loan growth and the increase in our commercial loan mix within the loan portfolio contributed to the amount of provision recorded.

Non-Interest Income. Non-interest income was $109,000 for the six months ended June 30, 2014 compared to $122,000 for the same period in 2013. The $13,000, or 10.2%, decrease in non-interest income was primarily attributable to a $16,000 decrease in loan fees due to lower late fee and loan processing fee collections, a $6,000 decrease in gains on the sale of loans and a $5,000 decrease on the sale of securities available for sale during the six months ended June 30, 2014. These items were partially offset by higher ATM fees of $9,000 and a decrease of $6,000 for losses on the sale of OREO.

Non-Interest Expenses. Non-interest expense increased by $88,000, or 5.4%, to $1.7 million for the six months ended June 30, 2014 compared to $1.6 million during the same period in 2013. The increase was due to a $100,000, or 13.1%, increase in salaries and employee benefits due to a new employee incentive program, higher health care costs and stock based compensation expenses and a $34,000, or 18.0%, increase in data processing due to post conversion costs related to our core processing system and higher transaction volumes. These items were partially offset by a decrease of $21,000 in OREO and loan workout expenses, a $9,000 decrease in advertising and marketing expenditures and expenses incurred during the six months ended June 30, 2013 of $11,000 in post robbery security expenditures and $7,000 in fraudulent check losses for which there was no corresponding expenditures during the 2014 period.

Income Tax Expense. Income tax expense amounted to $87,000 and $33,000, respectively, for the six months ended June 30, 2014 and 2013 resulting in effective tax rates of 36.0% and 22.9%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013.

Assets. Total assets increased by $3.3 million, or 3.0%, to $111.0 million at June 30, 2014 compared to $107.7 million at December 31, 2013, primarily due to funding provided by the increase in capital resulting from the rights offering in early 2014 and a $2.1 million increase in deposits.

Loans. Loan balances increased by $3.9 million, or 4.7%, to $87.4 million at June 30, 2014 compared to $83.5 million at December 31, 2013. During the second quarter we bought back loan participations sold of $3.4 million due to the increase in our loans to one borrower limit after the rights offering. New loan balances of $10.4 million recorded during the six months ending June 30, 2014 were partially offset by loan payoffs of $3.6 million and scheduled principal repayments of $2.8 million.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $190,000 and $243,000, respectively, at June 30, 2014 compared to $1.0 million and $1.5 million, respectively, at December 31, 2013. The ratio of nonperforming loans to total loans was 0.21% at June 30, 2014 compared to 1.25% at December 31, 2013. In addition, our ratio of nonperforming assets was 0.22% as of June 30, 2014 compared to 1.40% as of December 31, 2013.

Deposits. Deposits increased by $2.1 million, or 2.3%, to $93.9 million at June 30, 2014 from $91.8 million at December 31, 2013. Money market deposits increased by $839,000, or 7.7%, checking account deposits increased by $706,000, or 6.9% and savings account deposits increased by $532,000, or 2.2%. We continue to focus our efforts on improving our funding mix and increasing core deposits especially non-interest and interest bearing checking deposits.

Stockholders’ Equity. Stockholders’ equity increased by $2.0 million, or 23.4%, to $10.4 million at June 30, 2014 from $8.4 million at December 31, 2013. The increase was a result of the successful closing of our rights offering in early 2014. Gross proceeds were approximately $2.0 million before expenses and Units purchased by our shared-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At June 30, 2014, cash and cash equivalents totaled $6.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2014, we had $2.0 million in loan origination commitments outstanding and $7.3 million in unused available lines of credit. Certificates of deposit due within one year of June 30, 2014 totaled $12.6 million, or 13.4% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, acquiring brokered deposits, Federal Home Loan Bank advances and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2014.

Our primary investing activity is originating loans. During the six months ended June 30, 2014, we recorded $10.4 million in new loan balances.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the six months ended June 30, 2014 of $2.1 million, or 2.3%. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances totaled $6.5 million at June 30, 2014 and we had the ability to borrow up to an additional $4.5 million from the Federal Home Loan Bank of Atlanta and $10.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, up to 15% of total deposits, as a funding source. At June 30, 2014, we had $2.5 million in brokered CDs and the ability to acquire up to $11.5 million in additional brokered deposits.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at June 30, 2014 and December 31, 2013 are as follows:

(in thousands)	At June 30, 2014	At December 31, 2013
Commitments to extend credit:
Consumer loans	$239	$207
Commercial loans	1,797	3,583

	2,036	3,790

Commitments under available lines of credit:
Consumer loans	4,849	4,366
Commercial loans	2,405	2,845

	7,254	7,211

Standby letter of credit	79	—

Total Commitments	$9,369	$11,001

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2014 or December 31, 2013 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three months ended June 30, 2014, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2014.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

CARROLL BANCORP, INC.

Date: August 12, 2014	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2014	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)