Form 10-Q
period 2014-09-30
Carroll Bancorp, Inc.
filed 2014-11-10
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 488,409 shares of common stock outstanding at November 7, 2014.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,192,131	$1,310,430
Interest-bearing deposits with depository institutions	3,107,599	3,718,884

Cash and cash equivalents	4,299,730	5,029,314
Certificates of deposit with depository institutions	3,103,781	1,856,469
Securities available for sale, at fair value	10,277,657	11,877,088
Securities held to maturity (fair value September 30, 2014 $1,261,726)	1,256,409	—
Loans, net of allowance for loan losses - September 30, 2014 $710,000 and December 31, 2013 $682,000	89,249,516	83,492,498
Accrued interest receivable	277,138	279,661
Other equity securities, at cost	605,596	496,696
Bank-owned life insurance	2,036,916	1,992,367
Premises and equipment, net	1,297,079	1,401,502
Foreclosed assets	52,964	462,005
Other assets	407,227	825,131

Total Assets	$112,864,013	$107,712,731

Liabilities:
Deposits
Noninterest-bearing	$6,287,465	$4,866,188
Interest-bearing	87,758,797	86,897,767

Total deposits	94,046,262	91,763,955
Federal Home Loan Bank Advances	8,000,000	7,365,350
Other liabilities	259,372	167,728

Total liabilities	102,305,634	99,297,033

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 488,409 shares at September 30, 2014 and 359,456 at December 31, 2013	4,884	3,595
Additional paid-in capital	4,883,098	2,897,054
Unallocated ESOP shares	(303,287)	(183,319)
Unallocated RSP shares	(193,931)	(133,947)
Retained earnings	6,199,763	5,927,209
Accumulated other comprehensive loss	(32,148)	(94,894)

Total stockholders’ equity	10,558,379	8,415,698

Total liabilities and stockholders’ equity	$112,864,013	$107,712,731

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans	$1,062,940	$1,038,234	$3,130,842	$3,136,931
Securities available for sale	44,389	40,962	147,483	100,228
Securities held to maturity	5,133	—	5,133	—
Certificates of deposit	8,994	9,699	17,537	28,780
Interest-earning deposits	4,983	4,110	18,358	13,785

Total interest income	1,126,439	1,093,005	3,319,353	3,279,724
Interest expense:
Deposits	130,391	162,869	403,234	554,898
Borrowings	30,382	30,394	89,199	89,924

Total interest expense	160,773	193,263	492,433	644,822

Net interest income	965,666	899,742	2,826,920	2,634,902
Provision for loan losses	3,533	936	14,449	83,740

Net interest income after provision for loan losses	962,133	898,806	2,812,471	2,551,162

Non-interest income:
Gain on sale of securities	—	—	11,374	16,594
Gain on loans held for sale	—	—	855	6,535
Income (loss) on sale/writedown of OREO	—	—	(2,632)	(8,613)
Increase in cash surrender value - life insurance	14,957	16,091	44,549	47,453
Customer service fees	21,959	24,295	66,589	62,567
Loan fee income	4,831	14,752	21,336	47,037
Other income	2,704	2,700	11,684	7,982

Total non-interest income	44,451	57,838	153,755	179,555
Non-interest expense:
Salaries and employee benefits	412,916	390,325	1,278,799	1,155,795
Premises and equipment	88,960	76,477	258,666	233,579
Data processing	107,289	122,644	331,013	312,241
Professional fees	65,924	82,632	217,333	237,861
FDIC insurance	16,438	22,889	52,807	67,805
Directors’ fees	38,100	36,575	114,325	106,675
Corporate insurance	10,445	9,471	31,397	27,910
Printing and office supplies	7,774	11,154	23,186	33,145
Other operating expenses	71,961	95,944	229,567	302,150

Total non-interest expenses	819,807	848,111	2,537,093	2,477,161
Income before income tax expense	186,777	108,533	429,133	253,556
Income tax expense	69,296	45,632	156,579	78,786

Net income	$117,481	$62,901	$272,554	$174,770

Basic earnings per share	$0.26	$0.19	$0.67	$0.52

Diluted earnings per share	$0.25	$0.19	$0.64	$0.52

Basic weighted average shares outstanding	446,191	329,263	409,793	334,322

Diluted weighted average shares outstanding	462,393	329,263	423,983	334,322

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$117,481	$62,901	$272,554	$174,770

Other comprehensive income (loss), before income tax:
Securities available for sale:
Net unrealized holding gains (losses)arising during the period	(29,753)	99,539	115,952	(153,007)
Less reclassification adjustment for gains on the sale of securities available for sale included in net income	—	—	11,374	16,594

Other comprehensive income (loss), before income tax	(29,753)	99,539	104,578	(169,601)
Income tax effect	(11,901)	39,816	41,832	(67,841)

Other comprehensive income (loss), net of tax	(17,852)	59,723	62,746	(101,760)

Total comprehensive income	$99,629	$122,624	$335,300	$73,010

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2014 and 2013

(unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Unallocated RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at January 1, 2014	$3,595	$2,897,054	$(183,319)	$(133,947)	$5,927,209	$(94,894)	$8,415,698
Net income					272,554		272,554
Other comprehensive income						62,746	62,746
RSP compensation		26,364					26,364
Rights offering:
Issuance of 124,982 shares of common stock net of offering costs	1,249	1,896,184					1,897,433
ESOP purchase of 7,498 shares			(119,968)				(119,968)
RSP purchase of 3,749 shares				(59,984)			(59,984)
Warrants exercised	40	63,496					63,536

Balances at September 30, 2014	$4,884	$4,883,098	$(303,287)	$(193,931)	$6,199,763	$(32,148)	$10,558,379

Balances at January 1, 2013	$3,595	$2,884,039	$(194,103)	$—	$5,705,419	$68,881	$8,467,831
Net income					174,770		174,770
Other comprehensive loss						(101,760)	(101,760)
Common stock acquired by RSP				(133,947)			(133,947)

Balances at September 30, 2013	$3,595	$2,884,039	$(194,103)	$(133,947)	$5,880,189	$(32,879)	$8,406,894

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$272,554	$174,770
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(11,374)	(16,594)
Gain on sale of loans held for sale	(855)	(6,535)
Origination of loans held for sale	(76,000)	(367,000)
Proceeds from sale of loans held for sale	76,855	373,535
Amortization and accretion of securities	105,601	169,264
Amortization of deferred loan origination costs, net of fees	40,726	26,789
Provision for loan losses	14,449	83,740
Loan loss recoveries	13,551	64
Provision for loss on real estate acquired through foreclosure	—	10,000
Loss (gain) on sale of real estate acquired through foreclosure	2,632	(1,387)
Depreciation of premises and equipment	118,901	106,795
Increase in cash surrender value of bank-owned life insurance	(44,549)	(47,453)
ESOP compensation expense	13,500	8,100
RSP compensation expense	26,364	—
Decrease in deferred tax assets	156,579	78,749
Decrease in accrued interest receivable	2,523	24,407
Decrease in other assets	219,494	229,956
Increase in other liabilities	78,144	58,506

Net cash provided operating activities	1,009,095	905,706
Cash flows from investing activities:
Purchase of securities available for sale	(3,783,915)	(4,778,216)
Purchase of securities held to maturity	(1,256,500)	—
Proceeds from sales and redemptions of securities available for sale	4,148,823	2,064,570
Principal collected on securities available for sale	1,247,653	2,544,206
Purchase of certificates of deposits	(1,499,685)	—
Redemption of certificates of deposit	249,685	—
Increase in loans	(5,825,744)	(5,907,796)
Purchase of premises and equipment	(14,478)	(182,668)
Redemption of other equity securities	26,100	21,300
Purchase of other equity securities	(135,000)	(67,500)
Capitalized costs on real estate acquired through foreclosure	—	(2,281)
Proceeds from the sale of real estate acquired through foreclosure	406,408	212,888

Net cash used by investing activities	(6,436,653)	(6,095,497)
Cash flows from financing activities:
Increase in deposits	2,282,307	3,723,514
Proceeds from FHLB advances	5,000,000	6,500,000
Repayment of FHLB advances	(4,365,350)	(5,500,000)
Proceeds from rights offering	1,897,433	—
Proceeds from warrant exercise	63,536	—
Loan to purchase common stock for the ESOP	(119,968)	—
Purchase common stock for RSP	(59,984)	(133,947)

Net cash provided by financing activities	4,697,974	4,589,567

Net decrease in cash and cash equivalents	(729,584)	(600,224)
Cash and cash equivalents, beginning balance	5,029,314	4,871,174

Cash and cash equivalents, ending balance	$4,299,730	$4,270,950

Supplemental disclosure of cash flow information:
Interest paid	$491,301	$645,425
Income taxes (refund) paid	$—	$(30,859)

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$—	$225,000

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

In accordance with applicable regulations at the time of the conversion from a mutual holding company to a stock holding company, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who keep their accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included. The balances as of December 31, 2013 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the Form 10-K for the year ended December 31, 2013.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with audited consolidated financial statements and the accompanying notes filed on Form 10-K for the year ended December 31, 2013.

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

Note 2.	Securities

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2014 and December 31, 2013 are as follows:

	At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$10,054,262	$22,500	$74,573	$10,002,189
Municipal bonds	276,976	1,042	2,550	275,468

	$10,331,238	$23,542	$77,123	$10,277,657

Securities held to maturity:
Municipal bonds	$500,000	$2,620	$490	$502,130
Corporate bonds	756,409	4,830	1,643	759,596

	$1,256,409	$7,450	$2,133	$1,261,726

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
US government agency securities	$1,001,000	$1,170	$—	$1,002,170
Residential mortgage-backed securities	9,977,056	26,370	174,381	9,829,045
Asset-backed securities (SLMA)	775,320	1,273	7	776,586
Municipal bonds	281,869	—	12,582	269,287

	$12,035,245	$28,813	$186,970	$11,877,088

The Bank had no private label residential mortgage-backed securities at September 30, 2014 and December 31, 2013 or during the nine months or year then ended, respectively.

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2014
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	110,206	107,656	—	—
After 5 years through 10 years	1,947,275	1,963,042	756,409	759,596
Over 10 years	8,273,757	8,206,959	500,000	502,130

	$10,331,238	$10,277,657	$1,256,409	$1,261,726

	At December 31, 2013
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	1,747,113	1,749,556	—	—
After 5 years through 10 years	1,692,291	1,699,707	—	—
Over 10 years	8,595,841	8,427,825	—	—

	$12,035,245	$11,877,088	$—	$—

The Bank sold and redeemed $4.1 million and $2.1 million, respectively, in securities available for sale during the nine months ended September 30, 2014 and 2013. From those sale transactions, the Bank recognized gross realized gains of $11,374 and $16,594 respectively, for the same periods.

Securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$2,679,985	$4,971	$4,142,301	$69,602	$6,822,286	$74,573
Municipal bonds	—	—	107,656	2,550	107,656	2,550

	$2,679,985	$4,971	$4,249,957	$72,152	$6,929,942	$77,123

Securities held to maturity:
Municipal bonds	$249,510	$490	$—	$—	$249,510	$490
Corporate bonds	250,845	1,643	—	—	250,845	1,643

	$500,355	$2,133	$—	$—	$500,355	$2,133

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$8,674,466	$174,381	$—	$—	$8,674,466	$174,381
Asset-backed securities (SLMA)	29,200	7	—	—	29,200	7
Municipal bonds	269,287	12,582	—	—	269,287	12,582

	$8,972,953	$186,970	$—	$—	$8,972,953	$186,970

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.8 million and $1.4 million, respectively, at September 30, 2014 and December 31, 2013.

Note 3.	Loans

Loans at September 30, 2014 and December 31, 2013 are summarized as follows:

	At September 30, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total

Residential owner occupied - first lien	$36,133,676	40.2%	$37,954,506	45.2%
Residential owner occupied - junior lien	5,532,906	6.2%	5,703,159	6.8%
Residential non-owner occupied (investor)	8,937,816	10.0%	8,400,861	10.0%
Commercial owner occupied	10,251,161	11.3%	8,479,176	10.1%
Other commercial loans	28,510,451	31.8%	23,279,588	27.7%
Consumer loans	421,319	0.5%	207,757	0.2%

Total loans	89,787,329	100.0%	84,025,047	100.0%

Net deferred fees, costs and purchase premiums	172,187		149,451
Allowance for loan losses	(710,000)		(682,000)

Total loans, net	$89,249,516		$83,492,498

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$239,485	$25,946	$70,257	$82,757	$280,555	$—	$699,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	4,619	—	2,848	—	—	—	7,467
Provision	(12,466)	180	(2,748)	(748)	19,315	—	3,533

Ending Balance	$231,638	$26,126	$70,357	$82,009	$299,870	$—	$710,000

	For the Three Months Ended September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$253,831	$26,465	$88,372	$70,349	$254,983	$—	$694,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	64	—	—	—	—	—	64
Provision	3,113	(260)	(6,553)	1,232	3,404	—	936

Ending Balance	$257,008	$26,205	$81,819	$71,581	$258,387	$—	$695,000

	For the Nine Months Ended September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	10,303	—	3,248	—	—	—	13,551
Provision	(22,953)	(578)	(3,225)	9,258	31,947	—	14,449

Ending Balance	$231,638	$26,126	$70,357	$82,009	$299,870	$—	$710,000

	For the Nine Months Ended September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000
Charge-offs	247,804	—	—	—	—	—	247,804
Recoveries	64	—	—	—	—	—	64
Provision	193,883	1,053	(153,562)	2,145	40,221	—	83,740

Ending Balance	$257,008	$26,205	$81,819	$71,581	$258,387	$—	$695,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$231,638	$26,126	$70,357	$82,009	$299,870	$—	$710,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$231,638	$26,126	$70,357	$82,009	$299,870	$—	$710,000

Loans:
Ending balance	$36,133,676	$5,532,906	$8,937,816	$10,251,161	$28,510,451	$421,319	$89,787,329

Ending balance: individually evaluated for impairment	$472,192	$9,417	$117,370	$—	$—	$—	$598,979

Ending balance: collectively evaluated for impairment	$35,661,484	$5,523,489	$8,820,446	$10,251,161	$28,510,451	$421,319	$89,188,350

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Loans:
Ending balance	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

Ending balance: individually evaluated for impairment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038

Ending balance: collectively evaluated for impairment	$37,773,320	$5,693,742	$8,275,655	$8,479,176	$22,546,359	$207,757	$82,976,009

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$35,661,484	$5,523,489	$8,321,480	$10,251,161	$28,140,419	$421,319	$88,319,352
Special Mention	—	—	—	—	—	—	—
Substandard	472,192	9,417	616,336	—	370,032	—	1,467,977
Doubtful	—	—	—	—	—	—	—

Total	$36,133,676	$5,532,906	$8,937,816	$10,251,161	$28,510,451	$421,319	$89,787,329

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$37,773,320	$5,693,742	$7,789,131	$8,479,176	$22,546,359	$207,757	$82,489,485
Special Mention	—	—	—	—	—	—	—
Substandard	181,186	9,417	611,730	—	733,229	—	1,535,562
Doubtful	—	—	—	—	—	—	—

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$35,549,879	$5,523,489	$8,937,816	$10,251,161	$28,510,451	$421,319	$89,194,115

30-59 days past due	111,605	—	—	—	—	—	111,605
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	472,192	9,417	—	—	—	—	481,609

Total past due	583,797	9,417	—	—	—	—	593,214

Total	$36,133,676	$5,532,906	$8,937,816	$10,251,161	$28,510,451	$421,319	$89,787,329

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,290,317	$5,693,742	$8,400,861	$8,479,176	$23,279,588	$207,757	$83,351,441

30-59 days past due	396,903	9,417	—	—	—	—	406,320
60-89 days past due	266,280	—	—	—	—	—	266,280
Greater than 90 days past due	1,006	—	—	—	—	—	1,006

Total past due	664,189	9,417	—	—	—	—	673,606

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

The following tables are a summary of impaired loans by portfolio segment at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$472,192	$9,417	$117,370	$—	$—	$—	$598,979
Unpaid Principal Balance	472,192	9,417	117,370	—	—	—	598,979

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded Investment	$472,192	$9,417	$117,370	$—	$—	$—	$598,979
Unpaid Principal Balance	472,192	9,417	117,370	—	—	—	598,979
Related Allowance	—	—	—	—	—	—	—

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038
Related Allowance	—	—	—	—	—	—	—

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$326,186	$9,417	$118,852	$—	$—	$—	$454,455
Interest income that would have been recognized	13,725	101	—	—	—	—	13,826
Interest income recognized (cash basis)	5,984	—	—	—	—	—	5,984
Interest income foregone (recovered)	7,741	101	—	—	—	—	7,842

With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	—	—	—	—	—

Total impaired loans:
Average recorded investment	$326,186	$9,417	$118,852	$—	$—	$—	$454,455
Interest income that would have been recognized	13,725	101	—	—	—	—	13,826
Interest income recognized (cash basis)	5,984	—	—	—	—	—	5,984
Interest income foregone (recovered)	7,741	101	—	—	—	—	7,842

	For the Three Months Ended September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$431,098	$4,733	$127,669	$—	$—	$—	$563,500
Interest income that would have been recognized	4,085	44	982	—	—	—	5,111
Interest income recognized (cash basis)	—	—	982	—	—	—	982
Interest income foregone (recovered)	4,085	44	—	—	—	—	4,129

With an allowance recorded:
Average recorded investment	$—	$—	$90,211	$—	$—	$—	$90,211
Interest income that would have been recognized	—	—	1,657	—	—	—	1,657
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	1,657	—	—	—	1,657

Total impaired loans:
Average recorded investment	$431,098	$4,733	$217,880	$—	$—	$—	$653,711
Interest income that would have been recognized	4,085	44	2,639	—	—	—	6,768
Interest income recognized (cash basis)	—	—	982	—	—	—	982
Interest income foregone (recovered)	4,085	44	1,657	—	—	—	5,786

	For the Nine Months Ended September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$253,503	$9,417	$121,340	$—	$183,307	$—	$567,567
Interest income that would have been recognized	17,279	298	—	—	4,934	—	22,511
Interest income recognized (cash basis)	5,984	—	—	—	7,805	—	13,789
Interest income foregone (recovered)	11,295	298	—	—	(2,871)	—	8,722

With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	—	—	—	—	—

Total impaired loans:
Average recorded investment	$253,503	$9,417	$121,340	$—	$183,307	$—	$567,567
Interest income that would have been recognized	17,279	298	—	—	4,934	—	22,511
Interest income recognized (cash basis)	5,984	—	—	—	7,805	—	13,789
Interest income foregone (recovered)	11,295	298	—	—	(2,871)	—	8,722

	For the Nine Months Ended September 30, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$349,510	$2,366	$96,500	$—	$—	$—	$448,376
Interest income that would have been recognized	18,987	44	1,947	—	—	—	20,978
Interest income recognized (cash basis)	—	—	1,947	—	—	—	1,947
Interest income foregone (recovered)	18,987	44	—	—	—	—	19,031

With an allowance recorded:
Average recorded investment	$183,402	$—	$45,106	$—	$—	$—	$228,508
Interest income that would have been recognized	5,390	—	3,947	—	—	—	9,337
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	5,390	—	3,947	—	—	—	9,337

Total impaired loans:
Average recorded investment	$532,912	$2,366	$141,606	$—	$—	$—	$676,884
Interest income that would have been recognized	24,377	44	5,894	—	—	—	30,315
Interest income recognized (cash basis)	—	—	1,947	—	—	—	1,947
Interest income foregone (recovered)	24,377	44	3,947	—	—	—	28,368

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at September 30, 2014 and December 31, 2013:

	At September 30, 2014	At December 31, 2013
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	78,601
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	117,370	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	117,370	78,601

Nonperforming loans:
Impaired nonperforming loans:
Residential owner occupied - first lien	472,192	181,186
Residential owner occupied - junior lien	9,417	9,417
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	733,229
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	125,206
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans:	481,609	1,049,038

Total impaired loans	$598,979	$1,127,639

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

The following table is a summary of impaired loans that were modified pursuant to a TDR during the three and nine months ended September 30, 2014 and 2013:

Loan Type	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
During the Three Months Ended September 30, 2014

Residential non-owner occupied (investor)	—	$—	$—

During the Three Months Ended September 30, 2013

Residential non-owner occupied (investor)	—	$—	$—

During the Nine Months Ended September 30, 2014

Residential non-owner occupied (investor)	—	$—	$—

During the Nine Months Ended September 30, 2013

Residential non-owner occupied (investor)	1	$127,675	$130,664

There were no defaults on any TDRs (that were restructured within the previous twelve months) during the nine months ending September 30, 2014 or September 30, 2013.

Note 5.	Deposits

Deposits were comprised of the following at September 30, 2014 and December 31, 2013:

	At September 30, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$6,287,465	6.7%	$4,866,188	5.3%
Interest-bearing checking	4,611,985	4.9%	5,306,684	5.8%
Savings	2,222,555	2.4%	2,144,938	2.3%
Premium savings	21,410,744	22.8%	22,440,482	24.4%
IRA savings	7,376,910	7.8%	8,423,727	9.2%
Money market	11,126,032	11.8%	10,880,101	11.9%
Certificates of deposit	41,010,571	43.6%	37,701,835	41.1%

Total deposits	$94,046,262	100.0%	$91,763,955	100.0%

Certificates of deposit scheduled maturities are as follows:

	At September 30, 2014	At December 31, 2013
Period to Maturity:
Less than or equal to one year	$17,478,312	$10,088,619
More than one to two years	5,511,202	9,778,501
More than two to three years	8,502,737	3,932,122
More than three to four years	6,489,270	6,438,083
More than four to five years	3,029,050	7,464,510

Total certificates of deposit	$41,010,571	$37,701,835

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 6.	Fair Value Measurements

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$10,002,189	$—	$10,002,189	$—
Municipal bonds	275,468	—	275,468	—

Total securities available for sale	$10,277,657	$—	$10,277,657	$—

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
US government agency securities	$1,002,170	$—	$1,002,170	$—
Residential mortgage-backed securities	9,829,045	—	9,829,045	—
Asset-backed securities (SLMA)	776,586	—	776,586	—
Municipal bonds	269,287	—	269,287	—

Total securities available for sale	$11,877,088	$—	$11,877,088	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$472,192	$—	$—	$472,192
Residential owner occupied - junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	117,370	—	—	117,370

Total nonperforming impaired loans	$598,979	$—	$—	$598,979

Foreclosed real estate	$52,964	$—	$—	$52,964

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$181,186	$—	$—	$181,186
Residential owner occupied - junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	125,206	—	—	125,206
Other commercial loans	733,229	—	—	733,229

Total nonperforming impaired loans	$1,049,038	$—	$—	$1,049,038

Foreclosed real estate	$462,005	$—	$—	$462,005

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2013	$677,648	$788,619
Total realized and unrealized losses included in net income	(264,659)	(65,333)
Settlements	(38,859)	(652,781)
Transfers in and/or out of Level 3	674,908	391,500

Balance, December 31, 2013	$1,049,038	$462,005
Total realized and unrealized losses included in net income	—	(2,632)
Settlements	(745,071)	(406,409)
Transfers in and/or out of Level 3	295,012	—

Balance, September 30, 2014	$598,979	$52,964

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

The estimated fair values of the Company’s financial instruments were as follows:

	At September 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$3,103,781	$3,103,781	$—	$3,103,781	$—
Securities available for sale	10,277,657	10,277,657	—	10,277,657	—
Securities held to maturity	1,256,409	1,261,725	—	1,261,725	—
Loans, net of allowance for loan losses	89,249,516	90,994,000	—	—	90,994,000
Foreclosed assets	52,964	52,964	—	—	52,964
Bank-owned life insurance	2,036,916	2,036,916	—	2,036,916	—
Other equity securities	605,596	605,596	—	—	605,596

Financial instruments - liabilities:
Deposits	$94,046,262	$93,903,000	$—	$93,903,000	$—
Federal Home Loan Bank Advances	8,000,000	8,175,000	—	8,175,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,856,469	$1,856,469	$—	$1,856,469	$—
Securities available for sale	11,877,088	11,877,088	—	11,877,088	—
Loans, net of allowance for loan losses	83,492,498	85,164,000	—	—	85,164,000
Foreclosed assets	462,005	462,005	—	—	462,005
Bank-owned life insurance	1,992,367	1,992,367	—	1,992,367	—
Other equity securities	496,696	496,696	—	—	496,696

Financial instruments - liabilities:
Deposits	$91,763,955	$91,674,000	$—	$91,674,000	$—
Federal Home Loan Bank Advances	7,365,350	7,610,000	—	7,610,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 7.	Stockholders’ Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of September 30, 2014, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios at September 30, 2014 and December 31, 2013 are presented in the table below:

	At September 30, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$10,889,349	14.8%	$5,892,414	8.0%	$7,365,517	10.0%
Tier 1 capital (to risk-weighted assets)	10,179,349	13.8%	2,946,207	4.0%	4,419,310	6.0%
Tier 1 capital (to average assets)	10,179,349	9.3%	4,395,206	4.0%	5,494,007	5.0%
Tangible capital (to tangible assets)	10,147,201	9.0%	1,692,885	1.5%	N/A	N/A

	At December 31, 2013
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,716,319	12.9%	$5,415,783	8.0%	$6,769,729	10.0%
Tier 1 capital (to risk-weighted assets)	8,034,319	11.9%	2,707,892	4.0%	4,061,837	6.0%
Tier 1 capital (to average assets)	8,034,319	7.4%	4,319,973	4.0%	5,399,967	5.0%
Tangible capital (to tangible assets)	8,109,425	7.5%	1,615,691	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At September 30, 2014	At December 31, 2013
Consolidated GAAP equity	$10,558,379	$8,415,698
Consolidated equity in excess of Bank equity	(411,178)	(306,273)

Bank GAAP equity - Tangible capital	10,147,201	8,109,425
Less:
Accumulated other comprehensive income (loss), net of tax	(32,148)	(94,894)
Disallowed deferred tax assets	—	170,000

Tier 1 capital	10,179,349	8,034,319
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	710,000	682,000

Total risk-based capital	$10,889,349	$8,716,319

Note 8.	Earnings Per Share

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

The calculation of net income per common share for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

Net Income available to common shareholders	$117,481	$62,901	$272,554	$174,770

Weighted average number of shares used in:
Basic earnings per share	446,191	329,263	409,793	334,322
Adjustment for common share equivalents	16,202	0	14,190	0

Diluted earnings per share	462,393	329,263	423,983	334,322

Basic net income per common share	$0.26	$0.19	$0.67	$0.52

Diluted net income per common share	$0.25	$0.19	$0.64	$0.52

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2014 and December 31, 2013. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

The economic crisis that began in late 2007 negatively affected real estate lending in our market area. The number of housing units sold in Carroll and Howard Counties has declined from the pre-2008 levels. These declines negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. The declines also affected our ability to make loans in the commercial real estate market, although to a lesser extent. Beginning in 2011 and continuing through the third quarter of 2014, we have seen signs of an improving residential and commercial real estate market and we anticipate that as market conditions slowly return to a more normal level, there will be increased lending opportunities.

The following table summarizes the highlights of our financial performance for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	$ Change	% Change
Net income	$117	$63	$54	85.7%
Basic earnings per share	0.26	0.19	0.07	36.8%
Diluted earnings per share	0.25	0.19	0.06	31.6%

Interest income	1,127	1,093	34	3.1%
Interest expense	161	193	(32)	-16.6%
Net interest income	966	900	66	7.3%
Noninterest income	44	58	(14)	-24.1%
Noninterest expense	820	848	(28)	-3.3%

Average Loans	87,607	82,995	4,612	5.6%
Average Earning Assets	104,317	99,437	4,880	4.9%
Average Interest-Bearing Liabilities	93,542	92,212	1,330	1.4%

Return on average assets (annualized)	0.42%	0.24%
Return on average equity (annualized)	4.44%	2.98%
Net interest margin	3.67%	3.59%

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net income	$273	$175	$98	56.0%
Basic earnings per share	0.67	0.52	0.15	28.8%
Diluted earnings per share	0.64	0.52	0.12	23.1%

Interest income	3,319	3,280	39	1.2%
Interest expense	492	645	(153)	-23.7%
Net interest income	2,827	2,635	192	7.3%
Noninterest income	154	180	(26)	-14.4%
Noninterest expense	2,537	2,477	60	2.4%

Average Loans	86,503	81,959	4,544	5.5%
Average Earning Assets	103,323	98,878	4,445	4.5%
Average Interest-Bearing Liabilities	93,692	92,055	1,637	1.8%

Return on average assets (annualized)	0.33%	0.22%
Return on average equity (annualized)	3.70%	2.76%
Net interest margin	3.66%	3.56%

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

	For the Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$87,607	$1,063	4.81%	$82,995	$1,038	4.96%
Investment securities	10,778	50	1.84%	11,541	41	1.41%
Certificates of deposit	2,873	9	1.24%	2,600	10	1.53%
Interest earning deposits	3,059	5	0.65%	2,301	4	0.69%

Total interest-earning assets	104,317	1,127	4.28%	99,437	1,093	4.36%

Noninterest-earning assets	5,563			6,641

Total assets	$109,880			$106,078

Interest-bearing liabilities:
Savings accounts	$31,859	18	0.22%	$34,331	28	0.32%
Certificates of deposit	38,408	102	1.05%	35,932	121	1.34%
Money market accounts	11,679	10	0.34%	10,131	13	0.51%
Now accounts	5,080	1	0.08%	4,726	1	0.08%

Total interest-bearing deposits	87,026	131	0.60%	85,120	163	0.76%
Federal Home Loan Bank advances	6,516	30	1.83%	7,092	30	1.68%

Total interest-bearing liabilities	93,542	161	0.68%	92,212	193	0.83%

Noninterest-bearing deposits	5,587			5,336
Noninterest-bearing liabilities	244			168

Total liabilities	99,373			97,716
Equity	10,507			8,362

Total liabilities and capital	$109,880			$106,078

Net interest income		$966			$900

Net interest rate spread (1)			3.60%			3.53%
Net interest-earning assets (2)	$10,775			$7,225

Net interest margin (3)			3.67%			3.59%

Average interest-earning assets to interest-bearing liabilities	111.52%			107.84%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$86,503	$3,131	4.84%	$81,959	$3,137	5.12%
Investment securities	10,725	153	1.91%	11,223	100	1.19%
Certificates of deposit	2,225	17	1.02%	2,600	29	1.49%
Interest earning deposits	3,870	18	0.62%	3,096	14	0.60%

Total interest-earning assets	103,323	3,319	4.29%	98,878	3,280	4.44%

Noninterest-earning assets	5,849			6,429

Total assets	$109,172			$105,307

Interest-bearing liabilities:
Savings accounts	$32,675	62	0.25%	$35,134	100	0.38%
Certificates of deposit	38,255	303	1.06%	36,238	408	1.51%
Money market accounts	11,433	35	0.41%	9,512	44	0.62%
Now accounts	5,224	3	0.08%	4,341	3	0.09%

Total interest-bearing deposits	87,587	403	0.62%	85,225	555	0.87%
Federal Home Loan Bank advances	6,105	89	1.95%	6,830	90	1.76%

Total interest-bearing liabilities	93,692	492	0.70%	92,055	645	0.94%

Noninterest-bearing deposits	5,415			4,652
Noninterest-bearing liabilities	220			139

Total liabilities	99,327			96,846
Equity	9,845			8,461

Total liabilities and capital	$109,172			$105,307

Net interest income		$2,827			$2,635

Net interest rate spread (1)			3.59%			3.50%
Net interest-earning assets (2)	$9,631			$6,823

Net interest margin (3)			3.66%			3.56%

Average interest-earning assets to interest-bearing liabilities	110.28%			107.41%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30, 2014 vs 2013
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$58	$(31)	$(2)	$25
Investment securities	(3)	13	(1)	9
Certificates of deposit	1	(2)	—	(1)
Interest earning deposits	1	—	—	1

Total interest income (1)	54	(19)	(1)	34

Interest expense on:
Savings accounts	(2)	(8)	—	(10)
Certificates of deposit	8	(25)	(2)	(19)
Money market accounts	2	(4)	(1)	(3)
Now accounts	—	—	—	—

Total interest-bearing deposits	4	(35)	(1)	(32)
Federal Home Loan Bank advances	(2)	2	—	—

Total interest expense (1)	3	(34)	(1)	(32)

Change in net interest income	$51	$15	$—	$66

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

	For the Nine Months Ended September 30, 2014 vs 2013
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$174	$(170)	$(10)	$(6)
Investment securities	(4)	60	(3)	53
Certificates of deposit	(4)	(9)	1	(12)
Interest earning deposits	4	—	—	4

Total interest income (1)	148	(104)	(5)	39

Interest expense on:
Savings accounts	(7)	(33)	2	(38)
Certificates of deposit	23	(121)	(7)	(105)
Money market accounts	9	(15)	(3)	(9)
Now accounts	—	—	—	—

Total interest-bearing deposits	15	(163)	(4)	(152)
Federal Home Loan Bank advances	(10)	9	—	(1)

Total interest expense (1)	12	(162)	(3)	(153)

Change in net interest income	$136	$58	$(2)	$192

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013

General. Net income increased by $54,000 to $117,000 for the three months ended September 30, 2014 compared to net income of $63,000 for the same period in 2013. The increase in net income for the three month period is attributable to higher net interest income and lower non-interest expenses partially offset by lower non-interest income.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $66,000, or 7.3%, during the three months ended September 30, 2014 compared to the same period in 2013, primarily due to the growth in interest income on loans and the decline of interest expense on deposits. Our net interest rate spread increased to 3.60% for the three months ended September 30, 2014 compared to 3.53% for the three months ended September 30, 2013.

Interest Income. Interest income increased slightly remaining at $1.1 million for the three months ended September 30, 2014 and 2013. Average earning assets increased by $4.9 million to $104.3 million for the three months ended September 30, 2014 from $99.4 million for the three months ended September 30, 2013. This growth was partially offset by the decline in yield on our earning assets to 4.28% for the three months ended September 30, 2014 from 4.36% for the three months ended September 30, 2013.

Interest Expense. Interest expense decreased by $32,000, or 16.6%, to $161,000 for the three months ended September 30, 2014 compared to $193,000 for the three months ended September 30, 2013. This decrease was almost entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid dropped by 16 basis points, or 21.1%, slightly offset by an increase in the average balance of interest-bearing deposits of $1.9 million, or 2.2%. The decrease in average rates was primarily attributable to the decline of interest rates on certificates of deposit and savings accounts. The average rate on certificates of deposit dropped to 1.05% during the three months ended September 30, 2014 from 1.34% during the three months ended September 30, 2013 and the average rate on savings accounts dropped to 0.22% during the three months ended September 30, 2014 from 0.32% during the three months ended September 30, 2013. The continued historically low level of market interest rates has enabled us to renew maturing certificates of deposit at significantly lower interest rates and reprice our non-maturing interest bearing accounts to lower rates.

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

Based on management’s evaluation of the above factors, the provision for loan losses was $4,000 for the three months ended September 30, 2014 compared to $1,000 for the three months ended September 30, 2013. The low level of loan loss provision is due to loan balances remaining relatively flat during each of the comparable periods. In 2014 we also collected $7,000 in recoveries on previously charged-off loans. Management believes, to the best of their knowledge, that all known losses as of September 30, 2014 have been recorded.

The allowance for loan losses represented 0.79% of gross loans at September 30, 2014, 0.81% of gross loans as of December 31, 2013 and 0.83% at September 30, 2013. Based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-Interest Income. Non-interest income was $44,000 for the three months ended September 30, 2014 compared to $58,000 for the same period in 2013. The $14,000 decrease in non-interest income is primarily attributable to a $10,000 decrease in collection of loan fees due to lower late fee and loan processing fee collections.

Non-Interest Expenses. Non-interest expenses decreased by $28,000, or 3.3%, to $820,000 for the three months ended September 30, 2014 compared to $848,000 during the same period in 2013. The decrease was primarily due to a $24,000, or 25.0%, decrease in other operating expenses resulting from a decline of $12,000 in OREO repair and maintenance costs and a $15,000 decrease in advertising and marketing expenditures. In addition, data processing expense decreased by $15,000, or 12.5%, due to 2013 including the costs to convert to a new core processing platform and professional fees decreased by $17,000, or 20.2%, due primarily to lower legal expenditures. These items were partially offset by a $23,000, or 5.8%, increase in salaries and employee benefits due primarily to a new employee performance based incentive program and costs related to our stock based compensation programs and a $12,000, or 16.3%, increase in premises and equipment expenses as a result of higher levels of depreciation for security related equipment and improvements.

Income Tax Expense. Income tax expense amounted to $69,000 and $46,000, respectively, for the three months ended September 30, 2014 and 2013 resulting in effective tax rates of 37.1% and 42.0%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

General. Net income increased by $98,000 to $273,000 for the nine months ended September 30, 2014 compared to $175,000 for the same period in 2013. The increase in net income for the nine month period is attributable to higher net interest income and a lower provision for loan losses, partially offset by an increase in non-interest expenses and a decrease in non-interest income.

Net Interest Income. Net interest income increased by $192,000, or 7.3%, during the nine months ended September 30, 2014 compared to the same period in 2013, due primarily to growth in investment securities interest income and the continued decline in interest expense. Our net interest rate spread increased to 3.59% for the nine months ended September 30, 2014 compared to 3.50% for the nine months ended September 30, 2013.

Interest Income. Interest income increased slightly remaining at $3.3 million for the nine months ended September 30, 2014 and 2013. Average earning assets increased by $4.4 million to $103.3 million for the nine months ended September 30, 2014 from $98.9 million for the nine months ended September 30, 2013. This growth was offset by the decline in yield on our earning assets to 4.29% for the nine months ended September 30, 2014 from 4.44% for the nine months ended September 30, 2013.

Interest Expense. Interest expense decreased by $153,000, or 23.7%, to $492,000 for the nine months ended September 30, 2014 compared to $645,000 for the nine months ended September 30, 2013. This decrease was attributable almost entirely to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 25 basis points, or 28.7%, slightly offset by an increase in the average balance of interest-bearing deposits of $2.4 million, or 2.8%. The decline in average rates was primarily attributable to the decline of interest rates on certificates of deposit and, to lesser extent, savings accounts. The average rate on certificates of deposit dropped to 1.06% during the nine months ended September 30, 2014 from 1.51% during the nine months ended September 30, 2013, while the average rate on savings accounts dropped to 0.25% during the nine months ended September 30, 2014 from 0.38% during the nine months ended September 20, 2013. The continued historically low level of market interest rates has enabled us to renew maturing certificates of deposit at significantly lower interest rates and reprice our non-maturing interest bearing accounts to lower rates.

Provision for Loan Losses. The provision for loan losses was $14,000 for the nine months ended September 30, 2014 compared to $84,000 for the nine months ended September 30, 2013. The decrease in the provision for loan losses was due to 2013 including an increase in our historical loss factors as a result of a charge-off and a specific reserve for a nonperforming investor residential mortgage loan. In both of the periods, loan growth and the increase in our commercial loan mix within the loan portfolio contributed to the amount of provision recorded.

Non-Interest Income. Non-interest income was $154,000 for the nine months ended September 30, 2014 compared to $180,000 for the same period in 2013. The $26,000, or 14.4%, decrease in non-interest income was primarily attributable to a $26,000 decrease in loan fees due to lower late fee and loan processing fee collections, a $10,000 decrease in deposit service fees, a $6,000 decrease in gains on the sale of loans and a $5,000 decrease on the sale of securities available for sale during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These items were partially offset by higher ATM fees of $13,000 and a decrease of $6,000 from losses on the sale of OREO.

Non-Interest Expenses. Non-interest expense increased by $60,000, or 2.4%, remaining at $2.5 million for the nine months ended September 30, 2014 and 2013. The increase was due to a $123,000, or 10.6%, increase in salaries and employee benefits due primarily to a new employee incentive program and costs related to our stock based compensation programs, a $25,000, or 10.7% increase in premises and equipment expenses as a result of higher levels of depreciation for security related equipment and improvements, and an increase in data processing due to post conversion costs related to our core processing system and higher transaction volumes. These items were partially offset by a decrease of $33,000 in OREO and loan workout expenses, a $24,000 decrease in advertising and marketing expenditures and a $21,000 decrease in professional fees due to a lower level of legal expenditures. In addition, the nine months ended September 30, 2013 included expenses of $11,000 in post robbery security expenditures and $7,000 in fraudulent check losses for which there was no corresponding expenditures during the 2014 period.

Income Tax Expense. Income tax expense amounted to $157,000 and $79,000, respectively, for the nine months ended September 30, 2014 and 2013 resulting in effective tax rates of 36.5% and 31.1%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013.

Assets. Total assets increased by $5.2 million, or 4.8%, to $112.9 million at September 30, 2014 compared to $107.7 million at December 31, 2013, primarily due to funding provided by the increase in capital resulting from the rights offering in early 2014 and a $2.3 million increase in deposits.

Loans. Loan balances increased by $5.8 million, or 6.9%, to $90.0 million at September 30, 2014 compared to $84.2 million at December 31, 2013. New loan balances of $15.1 million recorded during the nine months ending September 30, 2014 were partially offset by loan payoffs of $5.2 million and scheduled principal repayments of $4.1 million. Included in the new loan balances were $3.4 million of loan participations sold we bought back during the second quarter due to the increase in our loans to one borrower limit after the rights offering.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $482,000 and $535,000, respectively, at September 30, 2014 compared to $1.0 million and $1.5 million, respectively, at December 31, 2013. The ratio of nonperforming loans to total loans was 0.54% at September 30, 2014 compared to 1.25% at December 31, 2013. In addition, our ratio of nonperforming assets was 0.47% as of September 30, 2014 compared to 1.40% as of December 31, 2013.

Deposits. Deposits increased by $2.3 million, or 2.5%, to $94.0 million at September 30, 2014 from $91.8 million at December 31, 2013. Certificates of deposit increased by $3.3 million, or 8.8%, consisting mainly of brokered deposits to meet our short-term funding needs and checking account deposits increased by $727,000, or 7.1%. We continue to focus our efforts on improving our funding mix and increasing core deposits especially non-interest and interest bearing checking deposits.

Stockholders’ Equity. Stockholders’ equity increased by $2.1 million, or 25.5%, to $10.6 million at September 30, 2014 from $8.4 million at December 31, 2013. The increase was a result of the successful closing of our rights offering in early 2014. Gross proceeds were approximately $2.0 million before expenses and Units purchased by our shared-based compensation plans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At September 30, 2014, cash and cash equivalents totaled $4.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2014, we had $1.5 million in loan origination commitments outstanding and $6.5 million in unused available lines of credit. Certificates of deposit due within one year of September 30, 2014 totaled $17.5 million, or 18.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, acquiring brokered deposits, Federal Home Loan Bank advances and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2014.

Our primary investing activity is originating loans. During the nine months ended September 30, 2014, we recorded $15.1 million in new loan balances.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the nine months ended September 30, 2014 of $2.3 million, or 2.5%. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances totaled $8.0 million at September 30, 2014 and we had the ability to borrow up to an additional $3.0 million from the Federal Home Loan Bank of Atlanta and $10.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, up to 15% of total deposits, as a funding source. At September 30, 2014, we had $5.7 million in brokered CDs and the ability to acquire up to $8.3 million in additional brokered deposits.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at September 30, 2014 and December 31, 2013 are as follows:

(in thousands)	At September 30, 2014	At December 31, 2013
Commitments to extend credit:
Consumer loans	$50	$207
Commercial loans	1,413	3,583

	1,463	3,790

Commitments under available lines of credit:
Consumer loans	4,348	4,366
Commercial loans	2,109	2,845

	6,457	7,211

Standby letter of credit	79	—

Total Commitments	$7,999	$11,001

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2014 or December 31, 2013 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three months ended September 30, 2014, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements about our business plans, prospects and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate lending and related products, (ii) increasing core deposits and improving our funding mix, and (iii) retention of maturing certificates of deposit;

•	statement regarding increased lending opportunities as market conditions return to a more normal level;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statements regarding adequate liquidity for our short- and long-term needs;

•	statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recorded and expected changes in the allowance; and

•	statement regarding the impact of pending legal proceedings.

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2014.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

CARROLL BANCORP, INC.

Date: November 10, 2014	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)