Form 10-K
period 2014-12-31
Carroll Bancorp, Inc.
filed 2015-03-11
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of June 30, 2014 ($16.25) was $7.9 million.

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

799,257 shares of common stock outstanding at March 6, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders of Carroll Bancorp, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARROLL BANCORP, INC.

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements about our business plans, prospects, goals and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate lending and related products along with expanding commercial real estate loans as a percentage of our total loan portfolio, (ii) increasing and diversifying our loan portfolio and attracting lower-cost core deposits, (iii) increasing deposits and improving our deposit mix, (iv) expanding into the Washington, D.C. metropolitan area, (v) hiring and expansion intentions, including with respect to new branches and potential acquisitions and (vi) retention of maturing certificates of deposit;

•	intentions with respect to sales of securities with unrealized losses;

•	expectations with respect to increases in non-interest expenses;

•	statements regarding increased loan opportunities as market conditions return to a more normal level;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statement regarding adequate liquidity for our short- and long-term needs;

•	statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recorded, expected changes in the allowance and the sufficiency of collateral pertaining to our nonperforming loans;

•	statement with respect to the expected impact of recent accounting pronouncements; and

•	statement regarding the impact of pending legal proceedings and regulatory matters.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not have any obligation to update any forward-looking statements after the date of this filing.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Such factors include, but not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; and

•	changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry as a whole and other risks and uncertainties discussed in this report and in other SEC filings we may make.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.	Business

Unless the context requires otherwise in this Annual Report on Form 10-K, the terms the “Company,” “we,” “us,” and “our” refer to Carroll Bancorp, Inc. and references to the “Bank” refer to Carroll Community Bank.

Carroll Bancorp, Inc.

Carroll Bancorp, Inc. is a one-bank holding company for Carroll Community Bank. The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The Company began operating in 2011.

Our executive offices are located at 1321 Liberty Road, Sykesville, Maryland 21784. Our telephone number at this address is (410)
795-1900. Our website address is www.carrollcobank.com. Information on this website should not be considered a part of this annual report.

Carroll Community Bank

Carroll Community Bank is a state-chartered commercial bank headquartered in Sykesville, Maryland. The Bank was organized in 1870 as Sykesville Perpetual Building Association. The Association was chartered in 1887 and re-chartered and reorganized in 1907 when it became Sykesville Building Association of Carroll County. In 1985 the Association was chartered as a federal mutual savings association and in 1988 the business name changed from Sykesville Building Association of Carroll County to Sykesville Federal Savings Association. In 2010, Sykesville Federal Savings Association converted from a federal savings association to a Maryland-chartered mutual savings bank and changed its name to Carroll Community Bank. Lastly, in 2011, the Bank converted from a state-chartered mutual savings bank to a state-chartered commercial bank, a stock form of organization, pursuant to its plan of conversion of which the formation of Carroll Bancorp, Inc. was a part.

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

We offer a variety of deposit products, including savings accounts, certificates of deposit, money market accounts, business and retail noninterest and interest bearing checking accounts and individual retirement accounts. We have two full service branches with each providing a drive-through facility and automated teller machine, or ATM, for our customers’ convenience. In addition, we recently opened a loan production office in Bethesda, Maryland.

We have based our strategic plan on the foundation of enhancing stockholder value, growth in market share and operating profitability. Our goals include maintaining credit quality, using technology to expand market share and implementing extensions of core banking services.

Market Area

The primary market areas we serve are Carroll County, Maryland and all the contiguous counties in Maryland. We are headquartered in Sykesville, Maryland, a suburban area located 20 miles west of the city of Baltimore, Maryland and 50 miles north of Washington D.C. Sykesville is located in the southeastern portion of Carroll County, close to the border of Howard and Baltimore Counties. Carroll Community Bank maintains one other branch office in the town of Westminster, located in central Carroll County. Carroll County has historically been known as a rural area but in recent years the southern and eastern sections of the County have been transformed into a suburban market area as the population base has expanded westward from Baltimore City.

Our market area can be classified as both suburban and rural, with the original rural communities west of Baltimore City giving way over the past several decades to suburban growth in the form of housing developments and increased commercial development. Carroll and Howard Counties represent the western suburban regions of the Baltimore metropolitan area, which would include Baltimore County. Montgomery and Frederick Counties are considered part of suburban Maryland and aligned more closely with the Washington D.C. metropolitan area. Carroll and Howard Counties can be considered “bedroom” communities, as a portion of their residents commute to employment in Baltimore, Suburban Maryland or Washington, D.C.

The commercial and industrial tax base in Carroll County is among the lowest in the region and new business activity tends to lag that of the larger market. The strategic direction of the Bank is to shift towards entering growth markets. These markets are to the south in the Washington metropolitan area which includes Howard, Frederick and Montgomery counties in Maryland. We have recently hired two experienced commercial lenders to focus our lending efforts in Montgomery and Howard counties along with their contiguous counties. In addition, we opened a loan production office in Montgomery county.

Competition

We face intense competition in both originating loans and attracting deposits. We compete with other commercial banks, savings associations, credit unions, money market mutual funds and other financial entities operating in our primary market area and elsewhere. Among our competitors are much larger and more diversified financial institutions including banks with a national or regional presence, which have greater resources, name recognition and market presence and offer more products and services. From a competitive standpoint, we believe that we benefit from our status as a locally-based financial institution with longstanding customer relationships, and continued efforts to offer competitive products and services. However, competitive pressures will likely continue to build as the financial services industry continues to consolidate and as other non-bank investment options for consumers become available.

Loan Products

The Bank provides a variety of commercial and consumer lending products to small businesses and consumers for various business and personal purposes. Our loan products include owner occupied and non-owner occupied commercial real estate loans, one- to four-family investor mortgages, owner-occupied one- to four-family residential mortgages and, to a lesser extent, second mortgages which consist of home equity lines of credit and home equity loans. We also offer consumer loans and residential construction loans to compliment our core loan products. As we have since 2011, we will continue to place a greater focus on building a portfolio of commercial real estate and business loans and emphasizing relationship banking in our market area.

Commercial Real Estate and Commercial Loans. Included in this category are commercial real estate loans, commercial construction loans and other commercial loans. Owner occupied and non-owner occupied commercial real estate loans represent over 90% of our commercial loan portfolio as of December 31, 2014.

As of December 31, 2014, $40.8 million, or 45.0%, of our total loan portfolio consisted of commercial loans. Of these, $11.2 million, or 27.5% (or 12.4% of our total loan portfolio), were loans for owner occupied properties and $29.6 million, or 72.5% (or 32.6% of our total loan portfolio), were loans for non-owner occupied properties and other types of commercial loans. We intend to continue to expand this segment of lending as a percentage of the total loan portfolio. In this regard, commercial loans increased 28.4% during the year ended December 31, 2014 compared to December 31, 2013, and increased to 45.0% of our total loan portfolio at December 31, 2014 from 37.8% at December 31, 2013.

We originate a variety of fixed and adjustable rate commercial loans typically with a five year maturity and a principal amortization term of five years to 25 years. We generally seek to originate commercial loans with principal balances of up to $5.0 million with any credit exposure over our loans to one borrower limitation participated with another financial institution. Commercial loans are generally supported by personal guarantees.

Commercial real estate loans are secured by first mortgages, and loan amounts typically do not exceed 80% of the property’s appraised value for owner occupied properties and 75% for non-owner occupied properties. We require all properties securing commercial real estate loans to be appraised by a board-approved, independent, licensed or certified appraiser. A majority of our commercial real estate loans are secured by properties located in our market area.

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

One- to Four-Family Non-Owner Occupied Residential Mortgage Loans. We also offer mortgage loans on non-owner occupied residential properties (in other words, investment properties) in our market area. These loans are generated through our existing customer base and referrals, real estate agents, real estate investors and other marketing efforts. At December 31, 2014, $9.1 million, or 10.0%, of our loan portfolio consisted of this type of mortgage loan. The maximum loan-to-value ratio on these loans is 75%, and they are typically held to a five year maturity with a 30-year payment amortization. A title insurance policy must be obtained for each loan, and we require fire and extended coverage casualty insurance. We generally obtain personal guarantees of repayment from borrowers on multifamily residential loans.

One- to Four-Family Owner-Occupied Residential Mortgage Loans. At December 31, 2014, $40.3 million, or 44.6%, of our total loan portfolio consisted of one- to four-family owner-occupied residential mortgage loans, of which $35.1 million, or 87.0% (or 38.8% of the total loan portfolio), were first lien loans. Our origination of one- to four-family mortgage loans enables borrowers to purchase or refinance existing homes located primarily in our market area.

Prior to January 2014 we offered balloon mortgages with five, ten, and 15 year maturities that we retained in our loan portfolio. However, the Consumer Financial Protection Bureau (“CFPB”) implemented a new rule effective January 10, 2014 that was designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet the “qualified mortgage” definition set forth in the rule will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features.

The rule also establishes general underwriting criteria for qualified mortgages, including that the consumer must have a total (or “back end”) debt-to-income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages limits our ability to make residential mortgage loans that include a balloon payment, which could limit our growth or profitability.

As a result we no longer offer owner-occupied residential mortgage balloon loans. We have replaced those loan products with adjustable rate mortgages that reset at five, seven and ten years, all with a 30-year payment amortization. At December 31, 2014, $3.4 million, or 9.7%, of our one- to four-family residential first lien mortgage loans held in our portfolio were adjustable rate loans.

We still offer fixed rate residential mortgages with ten and 15 year terms with no balloon payments. We will originate fixed rate residential loans with a maturity of more than 15 years, but we will sell such loans in the secondary market instead of retaining them in our loan portfolio.

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

We also offer second mortgages and home equity lines of credit with a loan-to-value ratio of up to 80%. Second mortgage loans are made at fixed rates for terms of up to 15 years. Home equity lines of credit allow for the borrower to draw against a line for ten years, followed by a ten-year repayment period. Home equity lines of credit carry a variable rate of interest with monthly payments of interest due and 0.50% of the outstanding principal balance. After the initial ten-year draw period, the borrower is required to make payments of principal and interest based on a ten-year amortization period. Both of these products are underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans including appraisals. At closing, we record the mortgage to perfect our security interest in the underlying collateral either as a first or second mortgage. We also require title insurance, hazard insurance and if applicable, flood insurance that the borrower must obtain.

Second mortgages and home equity lines of credit generally have greater risk than one- to four-family residential mortgage loans. In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In particular, because in most cases the loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans. Thus, the foreclosure of such property could be insufficient for us to recover the value of these loans.

Second mortgages and home equity lines of credit totaled $5.2 million at December 31, 2014 and represented 13.0% of one- to four-family owner occupied residential mortgage loans (or 5.8% of our total loan portfolio) at such date.

On a limited basis, we originate residential construction loans and lot loans, which are loans used to acquire unimproved land for future residential construction. At December 31, 2014, the balance of residential construction and lot loans was $1.4 million, or 1.5% of our total loan portfolio. We will make residential construction loans for one- to four-family homes located in our market area. Construction loans bear a fixed rate of interest with interest-only payments on the outstanding balance during the construction phase, which is usually six to 12 months. At the end of the term, which generally coincides with the end of the construction phase, the loan generally converts to a permanent mortgage loan. Residential construction loans can be made with a maximum loan to value ratio of 80%, based on appraised value as if complete. In addition, the borrower must have an initial investment in the project that is equal to at least 20% of the final project value. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser. We also require a review of the plans and specifications and of any approved changes to the original plan and an inspection of the property before disbursement of funds during the term of the loan.

We will make unimproved lot loans located in our market area. Lot loans are generally offered at a rate 2% above our residential first mortgage lien rate and at a maximum loan to value ratio of 75%. The property must be perked (i.e. have appropriate drainage) and have a water well. The term of the loan is limited to a maximum of five years. Before making a commitment to fund a lot loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser.

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

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans, loans secured by a borrower’s savings account or certificate of deposit at Carroll Community Bank, and unsecured overdraft lines of credit. The maximum term on such loans is five years with monthly principal and interest payments. For loans secured by a borrower’s savings account or certificate of deposit, the maximum loan to value ratio is 100% of the account balance and the interest rate is 2.0% above the current interest rate being paid on the account. Automobile loans may be made for up to 100% of the retail value of the vehicle. The interest rate for unsecured overdraft lines of credit is a fixed rate of 18%. At December 31, 2014, consumer loans totaled $392,000 or 0.4% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Historically, we have retained in our portfolio the vast majority of loans that we originate, although in limited cases we originate residential mortgage loans with a maturity of greater than 15 years that we sell into the secondary market and sell loan participations on commercial loans that exceed our loans-to-one borrower limitation.

Occasionally, we enter into purchase loan participations from other banks primarily for commercial real estate loans. In these circumstances, we generally follow our customary loan underwriting and approval guidelines. At December 31, 2014, we had $7.7 million in outstanding balances from purchased loan participations.

In addition, we enter into the purchase of whole loans (includes the servicing). In these circumstances, we follow our customary loan underwriting and approval guidelines. We did not purchase any whole loans during 2014. At December 31, 2014 we had $9.3 million in outstanding balances of purchased whole loans.

As of December 31, 2014, our legal lending limit for loans-to-one borrower was approximately $1.6 million. With the closing of our private placement offering, pursuant to which we sold 310,848 shares of our common stock for aggregate gross proceeds of $5.1 million, our loans-to-one borrower limit has increased to approximately $2.4 million as of the closing of the private placement offering on January 23, 2015. We will participate part of a loan relationship to another financial institution when a relationship’s total loan exposure is greater than our loans-to-one borrower limit. At December 31, 2014, we had $3.0 million in sold loan participations.

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

Investment Securities

At December 31, 2014, our investment securities portfolio totaled $11.1 million, which consisted of $9.6 million in mortgage-backed securities guaranteed by U.S. Government-sponsored enterprises and $275,000 in municipal bonds classified as available for sale, along with $500,000 in municipal bonds and $756,000 in corporate bonds classified as held to maturity.

Our President and Chief Executive Officer has the primary responsibility for implementing our investment policy, which was developed and amended by management and approved by our Asset and Liability Committee and the Board of Directors. The investment policy is reviewed annually by the Board of Directors, and any amendments deemed necessary are made pursuant to such review. The overall objectives of our investment policy are to: (i) optimize after-tax income from funds not used to fund loans, consistent with our objectives for liquidity and asset quality standards; (ii) provide liquidity for loan demand, deposit fluctuations or other changes in the balance sheet mix; (iii) provide a source of collateral for pledging purposes; (iv) provide a means to manage interest rate risk; and (v) provide an investment medium to balance the market and credit risk of our other assets and liabilities structure. The policy dictates that investment management should emphasize: (i) the preservation of capital; (ii) strong cash-flow characteristics; (iii) readily-available credit information; (iv) appropriateness of size both as to Carroll Community Bank and as to an obligor’s outstanding debt; (v) eligibility as collateral for public-agency deposits, customer repurchase agreement accounts and pledging purposes; and (vi) broad marketability, as an indicator of quality.

Our current investment policy permits investments in U.S. Treasury securities, securities guaranteed by Ginnie Mae and collateralized mortgage obligations that are exclusively backed by Ginnie Mae, securities issued by U.S. Government agencies, mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae or U.S. government-sponsored agencies and collateralized mortgage obligations that are exclusively backed by government-sponsored enterprises, investment-grade municipal bonds, investment-grade corporate debt securities, certificates of deposit issued by well capitalized financial institutions, Community Reinvestment Act (“CRA”) investments that provide credit to Carroll Community Bank’s CRA rating, and other interest-earning assets, including federal funds sold, interest-bearing deposits with other banks and securities purchased under agreement to resell.

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

We purchase mortgage-backed securities issued and guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, which constitute the majority of our securities portfolio. Historically, we have invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae. However, in 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. Based on our experience, these actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2014 to December 31, 2013—Investment Securities Portfolio” for further information.

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

Borrowings. At December 31, 2014, we had three advances with balances totaling $8.0 million, or 7.6%, of total liabilities under a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLBA”). We have a long-term advance of $5.0 million at a fixed interest rate of 2.29%, which matures on August 12, 2018 but is callable quarterly by the FHLBA. In addition, we had a secured borrowing of $1.5 million at a fixed rate of 0.21%, which matures on March 31, 2015 and another secured borrowing of $1.5 million at a fixed rate of 0.29%, which matures on June 30, 2015. At December 31, 2014, we had access to additional FHLBA advances of up to $3.3 million. Advances from the FHLBA are secured by a blanket lien on our residential first lien mortgage loan portfolio as well as by our investment in the stock of the FHLBA.

We also have short-term lines of credit with various correspondent banks for an aggregate of $10.5 million at December 31, 2014.

Personnel

As of December 31, 2014 we had 23 full-time and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

As a state chartered commercial bank, Carroll Community Bank is subject to supervision and regulation of the Maryland Office of the Commissioner of Financial Regulation, and by the Federal Deposit Insurance Corporation (the “FDIC”) as the insurer of its deposits and its primary federal regulator. As a subsidiary of Carroll Bancorp, Inc., Carroll Community Bank is also regulated to a lesser extent by the Federal Reserve Board. Carroll Community Bank’s relationship with its depositors and borrowers also is regulated by state and federal law, including in matters concerning the ownership of deposit accounts and the form and content of Carroll Community Bank’s loan documents. This system of state and federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Carroll Community Bank is periodically examined by the Maryland Office of the Commissioner of Financial Regulation and the FDIC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following examinations, the Maryland Office of the Commissioner of Financial Regulation and the FDIC prepare reports for the consideration of Carroll Community Bank’s Board of Directors on any operating deficiencies. The enforcement powers available to Carroll Community Bank’s federal and state banking regulators include, among other things the ability to: issue cease and desist or removal orders; terminate insurance of deposits; assess civil money penalties; issue directives to increase capital; place Carroll Community Bank into receivership; and initiate injunctive actions against Carroll Community Bank and institution-affiliated parties.

Any change in these laws or regulations, whether by the FDIC, the Maryland Office of the Commissioner of Financial Regulation, the Federal Reserve Board, Congress or the State of Maryland, could have a material adverse impact on Carroll Bancorp, Inc., Carroll Community Bank and our operations.

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

Capital Adequacy Guidelines. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Carroll Community Bank, are required to comply with minimum leverage capital requirements. The minimum leverage capital requirement for a bank is the ratio of Tier 1 (core) capital to total assets of not less than 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and, in certain cases and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. Under rules in effect through December 31, 2014, state non-member banks must maintain a minimum required Tier 1 risk-based capital ratio of 4% and a minimum required total risk-based capital ratio of 8%. Total capital consists of Tier 1 capital plus Tier 2 capital, less certain required deductions. Tier 2 capital generally consists of hybrid capital instruments, such as perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.

New Capital Rules. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule implementing the capital standards of the Basel Committee on Banking Supervision and the minimum capital requirements and certain other provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new minimum common equity Tier 1 risk-based capital ratio requirement of 4.5%, a minimum Tier 1 risk-based capital ratio requirement of 6%, a minimum total risk-based capital ratio requirement of 8% and a minimum leverage ratio requirement of 4%. The new capital requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. Additionally, subject to a transition schedule, the rule limits a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Under the new rules, accumulated other comprehensive income (positive or negative) must be reflected in regulatory capital; however, Carroll Community Bank may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from regulatory capital. If the Bank does not make this election, unrealized gains and losses, net of taxes, on certain financial instruments, including available-for-sale-securities, will be included in the calculation of the Bank’s regulatory capital. Carroll Community Bank intends to make this election.

Prompt Corrective Action Regulations. Under federal prompt corrective action regulations, the FDIC is authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any state non-member bank that is not adequately capitalized. Under these regulations, as in effect through December 31, 2014, a bank was considered to be: (i) “well capitalized” if it had total risk-based capital of 10% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5% or more, and was not subject to any written capital order or directive; (ii) “adequately capitalized” if it had total risk-based capital of 8% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it had total risk-based capital of less than 8%, Tier I risk-based capital of less than 4% or Tier I leverage capital of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it had total risk-based capital of less than 6%, Tier I risk-based capital less than 3%, or Tier I leverage capital of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets was equal to or less than 2%. Under certain circumstances, the FDIC may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2014, Carroll Community Bank was “well capitalized” for this purpose and its capital exceeded all applicable requirements.

Under the FDIC’s amended rules, effective January 1, 2015, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater; (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2014, Carroll Community Bank remained “well capitalized” for this purpose and its capital exceeded all applicable requirements.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. To determine its deposit insurance premium, Carroll Community Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. Assessment rates range from 2.5 to 45 basis points.

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

Liquidity. Carroll Community Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Carroll Community Bank is also subject to the uniform reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, for 2015, amounts in transaction accounts above $14.5 million and up to $103.6 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $103.6 million require reserves of $2,673,000 plus 10 percent of the amount in excess of $103.6 million. Carroll Community Bank is in compliance with its reserve requirements.

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

Federal Home Loan Bank System. Carroll Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Carroll Community Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, Carroll Community Bank was in compliance with this requirement.

Other Regulations. Interest and other charges collected or contracted for by Carroll Community Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of Carroll Community Bank also are subject to the:

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

Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine Carroll Community Bank for compliance with CFPB rules and will enforce CFPB rules with respect to Carroll Community Bank.

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

Capital. Federal banking regulators have adopted risk-based capital guidelines for bank holding companies with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2014, Carroll Bancorp, Inc. had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the BHC Act, as amended by the Dodd-Frank Act, Carroll Bancorp, Inc. must continue to serve as a source of strength for its subsidiary bank.

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

We may not be able to successfully manage continued growth.

We intend to seek further growth in the level of our assets and deposits both within our existing footprint and to expand our footprint in the Washington, D.C. metropolitan area. We may not be able to manage increased levels of assets and liabilities without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely impact earnings, stockholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

Our growth strategy will increase our non-interest expenses and may not be successful.

Our long-term goals are to improve profitability and asset quality by increasing and diversifying our loan portfolio and increasing and improving our deposit mix, as well as growing our assets overall. In this regard, we intend to grow organically (i.e. through making loans and attracting deposits as opposed to growing through acquisitions) by the use of technology and opening an additional branch within the next three years, as well as potential acquisitions, although we have no specific plans or commitments to do so. As contemplated by our business plan, we intend to hire additional staff in 2015 and 2016 as part of the planned expansion of our lending and operational activities. Acquiring or building branch offices and hiring new employees to staff these offices would significantly increase our non-interest expenses. Moreover, new branch offices are generally unprofitable for a number of years until they generate sufficient levels of deposits and loans to offset their cost of operations. For these reasons, our growth strategy may have an adverse effect on our earnings.

Our ability to establish new branch offices depends on whether we can identify advantageous locations and generate new deposits and loans for those locations that will create an acceptable level of net income. If we were to acquire another financial institution or branch thereof, we may not be able to successfully integrate the institution or branch into our operations. Also, the costs to start up new branch facilities or to acquire existing financial institutions or branches thereof, and the additional costs to operate these facilities, will increase our non-interest expense. It may also be difficult to adequately and profitably manage the anticipated growth from the new branches.

If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially and adversely affect our financial condition and results of operation. Further, we may not be successful in our growth strategy, which would negatively impact our financial condition and results of operations.

Our continued growth depends on our ability to meet minimum regulatory capital levels. Growth and stockholder returns may be adversely affected if sources of capital are not available to help us meet them.

As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels, including the new capital requirements under Basel III and the Dodd-Frank Act. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing stockholders.

A worsening of economic conditions could adversely affect our results of operations and financial condition.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven and unemployment levels remain elevated. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in sales volumes and increases in unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

A worsening of credit markets and economic conditions could adversely affect our liquidity.

We are required to maintain certain capital levels in accordance with banking regulations. We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due. Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past, concerns regarding U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending, and continuing global economic problems. If adverse conditions worsen, we may be required to raise additional capital as well to maintain adequate capital levels or to otherwise finance our business. Such capital, however, may not be available when we need it or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects. Further, if we raise capital by issuing stock, the holdings of our current stockholders could be diluted.

As our loans are concentrated to borrowers in our market area, we have a greater risk of loan defaults and losses if there is an economic downturn in our market area.

The majority of our loans are to individuals and businesses secured by properties located in our market area of Carroll and Howard Counties in Maryland and those counties that are contiguous to Carroll County including Baltimore, Frederick and Montgomery Counties in Maryland. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Sustained elevated levels of or increases in unemployment or declines in collateral values could be factors requiring us to make additional provisions to the allowance for loan losses, which would have a negative impact on net income. Additionally, if we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. In particular, due to our proximity to Washington, D.C., borrowers in our market areas are more likely to be impacted than borrowers in most other areas of the country from cuts in federal spending due to measures implemented to control the national debt and limit federal government spending. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our common stock.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be adversely affected.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of real estate and other assets serving as collateral for the repayment of most of our loans. In determining the amount of the allowance for loan losses, we review our loan portfolio and our loan loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future incurred losses in our loan portfolio and additions to the allowance could materially decrease our net income. Our allowance for loan losses was 0.80% of total loans and 150.72% of nonperforming loans at December 31, 2014. If delinquencies and defaults rise, we may be required to further increase our provision for loan losses. Further, as we continue to expand and diversify our lending activities into commercial real estate and other areas considered to have greater credit risk than one- to four-family lending, we expect that the allowance for loan losses will need to increase.

In addition, bank regulators periodically review our allowance for loan losses and may require an increase in the provision for loan losses or additional loan charge-offs to the allowance for loan losses. Any increase in the allowance for loan losses or loan charge-offs might have a material adverse effect on our financial condition and results of operations.

Future changes in interest rates could have a material adverse effect on our operations.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. The majority of our loans have fixed interest rates. Additionally, many of our investment securities have fixed interest rates. Like many financial institutions, we focus on deposit accounts, which have no stated maturity date or shorter contractual maturities, as a source of funds, which results in our liabilities having a shorter duration than our earning assets. For example, as of December 31, 2014, 35.6% of our fixed rate loans had maturities of more than five years, while 45.5% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility as market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

At December 31, 2014, $40.7 million, or 45.0%, of our total loan portfolio, consisted of fixed-rate balloon residential mortgage loans with maturities of five, ten and 15 years. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk, and could result in decreased net interest income during periods of rising interest rates.

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

Our liabilities are comprised in large part of certificates of deposit, which totaled $40.2 million, or 41.5% of total deposits, at December 31, 2014. Certificates of deposit have specified terms to maturity, and generally reprice more slowly than deposit accounts without a stated maturity.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk” for additional information.

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

Commercial real estate loans are considered to have greater credit risk than one-to four-family residential loans because the repayment of such loans typically depends on the successful operations and income stream of the borrower’s business and/or the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one-to four-family owner occupied residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan.

The nature of our commercial loan portfolio may expose us to increased lending risks.

Many of our commercial real estate loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance. In addition, a portion of our commercial loan portfolio is comprised of participation interests in loans originated by other local banks. While we have underwritten each of these loans to our credit standards, our decision making authority may be limited by the terms of the participation agreement with the originating bank.

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

Our lending limit may limit our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Specifically, under current law, Carroll Community Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Based on our current capital level, after the closing of our private placement offering on January 23, 2015, our limit on the amount we can lend to one borrower is approximately $2.4 million. This limit on the dollar amount we can lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from conducting business with us.

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

The Federal Reserve Board has recently maintained interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As of October 31, 2014, the Federal Reserve Board ended the purchase of mortgage-backed securities. We do not know when the Federal Reserve will start to raise interest rates. As a general matter, our interest-bearing liabilities reprice or mature more quickly than its interest-earning assets. This has resulted in increases in net interest income in the short term. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated that it intends to maintain low interest rates for an extended period, although it is free to change this policy as conditions indicate. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which could have an adverse affect on our profitability.

New regulations restrict our ability to originate residential real estate loans.

A CFPB rule effective January 10, 2014, is designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet the “qualified mortgage” definition set forth in the rule will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features.

The rule also establishes general underwriting criteria for qualified mortgages, including that the consumer must have a total (or “back end”) debt-to-income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages limits our ability to make residential mortgage loans that include a balloon payment, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies issued a final rule to implement this requirement on October 21, 2014. The final rule aligns the definition of “qualified residential mortgage” with the definition of “qualified mortgage” issued by the CFPB for purposes of its regulations. The final rule is effective February 23, 2015. Compliance with the final rule is required beginning December 24, 2015 with respect to asset-backed securities collateralized by residential mortgages and beginning December 24, 2016 with respect to all other classes of asset-backed securities. The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses as well as damage our reputation.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services. We rely on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. These precautions may not, however, protect our systems from compromises or breaches of our security measures. We continue to monitor developments in this area and consider whether additional protective measures are necessary, and have obtained cybersecurity insurance.

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

Regulations pursuant to the Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd-Frank act that have not yet been proposed or adopted, and we will not know the full impact of the Dodd-Frank Act on our business until regulations implementing the statute are adopted and implemented, which could be years. As a result, we cannot predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

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

Our operations rely on certain external vendors.

Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications. Our operations are exposed to the risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection, to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of our operations.

Our share-based benefit plans will increase expenses and reduce income and may dilute stockholders’ ownership interest.

We maintain the Carroll Bancorp, Inc. 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement. During 2013 we repurchased 10,783 shares of stock to fund the shares available for the 2011 Recognition and Retention plan. The total cost to purchase the shares was $134,000, which is being amortized over a five-year vesting period. All of the 10,783 shares of common stock available under the 2011 Recognition and Retention Plan were awarded as restricted shares to senior management and directors in October 2013 and March 2014. Pursuant to our rights offering in March 2014, the 2011 Recognition and Retention Plan purchased 3,749 units at a cost of $60,000. A unit is comprised of a share of common stock and a warrant to buy one-half of one share of common stock at the stock price of $16.00 per whole share. With the warrants, the 2011 Recognition and Retention Plan has the right to purchase 1,874 additional shares at a cost of approximately $30,000.

Any shares issued under the 2011 Stock Option Plan will be newly issued shares and therefore any such issuances will dilute stockholders’ interests in Carroll Bancorp, Inc. As of December 31, 2014, no options for any of the 35,945 shares of our common stock available for issuance under this plan had been granted. Furthermore, once options are issued under this plan, we will incur expenses as the options are granted to plan participants.

The Bank’s Employee Stock Ownership Plan, using proceeds from a loan made by Carroll Bancorp, Inc., purchased 7,498 units in the rights offering and as a result has an additional 7,498 shares of common stock and the option to purchase an additional 3,749 shares of common stock pursuant to warrants, which are or would be available for issuance. We have filed a Prohibited Transaction Exemption request with the U.S. Department of Labor in connection with the making of the loan, and the contribution, holding and exercise of the rights issued, to our employee stock ownership plan.

In a letter dated January 29, 2015, the Department of Labor stated that it had tentatively decided not to grant the requested exemption. As part of the exemption process, the Department has asked our counsel to submit additional information. Our counsel has submitted the requested information in accordance with the deadline established by the Department, but we have not yet received a response from the Department regarding the additional information. A failure to receive the exemption could result in excise taxes, however, we expect to be indemnified for any such excise taxes and as a result, we do not expect the outcome of this matter to have an impact on our financial condition, results of operations or liquidity.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results, may be materially adversely affected.

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

We own stock of the FHLBA. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBA’s advance program. The aggregate cost and fair value of our FHLBA stock as of December 31, 2014 was $457,000 based on its par value. There is no market for our FHLBA stock.

Although the FHLBA is not reporting current operating difficulties, it is possible that the capital of the Federal Home Loan Bank system, including the FHLBA, could be substantially diminished. This could occur with respect to an individual Federal Home Loan Bank due to the requirement that each Federal Home Loan Bank is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued through the Office of Finance, a joint office of the Federal Home Loan Banks, or due to the merger of a Federal Home Loan Bank experiencing operating difficulties into a stronger Federal Home Loan Bank. Consequently, there continues to be a risk that our investment in FHLBA common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the impairment charge.

We continue to originate and retain in our portfolio some residential mortgage loans. A continued downturn in the local real estate market and economy could adversely affect earnings.

We have continued to originate and retain in our portfolio certain residential mortgage loans. Although the local real estate market and economy have performed better than many other markets, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing these loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

We may not be able to continue to generate profits.

Although we have generated net income for the twelve months ended December 31, 2014 and 2013, we had a net loss for 2012 and generated a loss from operations in 2011. Our recent profitability may not be sustained. Our ability to generate a profit in the future requires successful growth in revenues from loans and management of expenses, among other factors. We expect to hire additional talented staff to support our continued growth in loans and deposits. While we expect the productivity of the staffing additions to exceed their incremental expenses over time, our operating results will be adversely impacted if it does not happen promptly or at all. In addition, our non-interest expenses will continue to include the expenses of operating as a public company and will continue to increase due to the stock-based incentive plans that we implemented in 2013. Many factors could adversely affect our short and long term operating performance, including the failure to fully implement our business plan, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

Changes in accounting standards could impact reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Risks Related to an Investment in our Common Stock

We do not intend to pay cash dividends in the near future, and, consequently, stockholders’ ability to achieve a return on their investment in our common stock will depend on appreciation in the price of our common stock.

We expect that we will retain all earnings, if any, for operating capital, and we do not expect to pay any dividends in the near future. In addition, the payment of cash dividends may be made only if we are in compliance with certain applicable regulatory requirements governing the payment of cash dividends. Our ability to declare and pay cash dividends is dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Maryland and federal law and regulations, our income and financial condition, tax considerations and general business conditions. Even if we have earnings in an amount sufficient to pay cash dividends, the board of directors may decide to retain earnings for the purpose of financing growth. We cannot assure you that cash dividends on our common stock will ever be paid. See “Market for Common Stock, Dividend Policy and Related Stockholder Matters.”

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of stockholders’ interests in Carroll Bancorp and could depress our stock price.

Our articles of incorporation currently authorize an aggregate of 9,000,000 shares of common stock, 799,257 of which are outstanding as of the date of this report, 35,945 of which are reserved for issuance pursuant to our 2011 Stock Option Plan and 1,000,000 shares of preferred stock. Our board of directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. The board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of the board of directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts, or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Carroll Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock. See “Description of Securities.”

There is a limited trading market in our common stock, which will hinder our stockholders’ ability to sell our common stock and may adversely affect our stock price.

Our common stock is sporadically traded. As a result, stockholders may not be able to sell their shares when they desire or sell them at a price equal to or above the price they paid for such shares even if a liquid trading market does develop. This limited trading market for our common stock also may reduce the market value of our common stock. In addition, our public float (which is the total number of our outstanding shares less the shares held by our employee stock ownership plan and our directors and senior officers) which is used as a measurement of shares available for trading, is quite limited. This could make it more difficult to sell a large number of shares at one time and could mean a sale of a large number of shares at one time could depress the market price.

Further, while our stock is quoted on the OTCQB marketplace of the OTC Markets Group, the OTCQB is a market with less liquidity and fewer buyers and sellers than the Over-the-Counter (OTC) Bulletin Board or securities exchanges such as The NASDAQ Stock Market or the New York Stock Exchange. The limited trading market could also result in a wider spread between the “bid” and “ask” prices for the stock. When there is a wide spread between the bid and asked price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

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

The business environment for financial services firms continues to be challenging. During the period from 2008 through to the present many publicly traded financial services companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies. We may experience market fluctuations that are not directly related to our operating performance but are influenced by the market’s perception of the state of the financial services industry in general and, in particular, the market’s assessment of general credit quality conditions, including default and foreclosure rates in the industry.

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

Carroll Bancorp, Inc.’s common stock is quoted on the OTCQB marketplace of the OTC Markets Group quotation system under the symbol “CROL”. As of March 6, 2015, there were 799,257 shares of common stock outstanding. At that date, the Company had approximately 180 holders of record of its common stock. The number of stockholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

The high and low sales prices of Carroll Bancorp, Inc.’s common stock during the last two years as shown below are based on information posted on the OTC Markets Group quotation system by broker-dealers. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2014	High	Low	Dividends Declared
Quarter ended December 31, 2014	$17.35	$17.00	$—
Quarter ended September 30, 2014	17.00	15.95	—
Quarter ended June 30, 2014	17.00	15.76	—
Quarter ended March 31, 2014	17.65	15.20	—

Year Ended December 31, 2013	High	Low	Dividends Declared
Quarter ended December 31, 2013	$18.10	$16.00	$—
Quarter ended September 30, 2013	16.70	12.70	—
Quarter ended June 30, 2013	13.00	12.00	—
Quarter ended March 31, 2013	12.00	10.05	—

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

Under Maryland law, Carroll Community Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Maryland Office of the Commissioner of Financial Regulation, from its surplus in excess of 100% of its capital stock. Also, if Carroll Community Bank’s surplus is less than 100% of its capital stock, then, until the surplus is 100 percent of the capital stock, Carroll Community Bank must transfer to its surplus annually at least ten percent of its net earnings and may not declare or pay any cash dividends that exceed 90 percent of its net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result Carroll Community Bank being in an unsafe and unsound condition. Any payment of dividends by Carroll Community Bank to us that would be deemed to be drawn out of Carroll Community Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by Carroll Community Bank on the amount of earnings deemed to be removed from the reserves for such distribution. Carroll Community Bank does not intend to make any distribution to us that would create such a federal tax liability.

Item 6.	Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

Selected Financial Condition Data	At December 31,
(in thousands)	2014	2013
Total assets	$115,906	$107,713
Cash and cash equivalents	6,909	5,029
Investment securities	11,131	11,877
Loans receivable, net	89,985	83,492
Bank owned life insurance	2,052	1,992
Deposits	96,905	91,764
Federal Home Loan Bank borrowings	8,000	7,365
Total stockholders’ equity	10,750	8,416

Selected Operating Data	For the Years Ended December 31,
(in thousands)	2014	2013
Interest and dividend income	$4,482	$4,403
Interest expense	655	820

Net Interest income	3,827	3,583
Provision for loan losses	15	87

Net Interest income after provision for loan losses	3,812	3,496
Noninterest income	197	191
Noninterest expense	3,383	3,357

Income before income tax expense	626	330
Income tax expense	236	108

Net income	$390	$222

Select Financial Ratios and Other Data	At and For the Years Ended December 31,
	2014	2013
Performance Ratios:
Return on average assets	0.35%	0.21%
Return on average equity	3.88%	2.62%
Interest rate spread (1)	3.60%	3.54%
Net interest margin (2)	3.67%	3.60%
Efficiency ratio (3)	84.06%	88.95%
Noninterest expense to average assets	3.07%	3.17%
Average interest-earning assets to average interest-bearing liabilities	110.92%	107.59%
Loans to deposits	93.60%	91.73%

Asset Quality Ratios:
Past due loans 30 days + to total assets	0.11%	0.45%
Non-performing assets to total assets (4)	0.46%	1.40%
Non-performing loans to total loans	0.53%	1.25%
Allowance for loan losses to non-performing loans	150.72%	65.01%
Net charge-offs (recoveries) to average loans	-0.03%	0.32%
Loan loss provision to net charge-offs (recoveries)	-62.36%	32.85%

Capital Ratios for the Bank (5):
Total capital to risk-weighted assets	14.80%	12.88%
Tier 1 capital to risk weighted assets	13.83%	11.87%
Tier 1 capital to average assets	9.15%	7.44%
Equity to assets	8.92%	7.53%
Tangible equity to tangible assets	8.92%	7.53%

Per Share Data:
Basic earnings per share	$0.93	$0.67
Fully diluted earnings per share	$0.90	$0.66
Book value (6)	$22.01	$23.41
Stock Quote (OTCQB) - at December 31st	$17.00	$17.00
Average shares outstanding - basic	419,921	333,050
Average shares outstanding - diluted	431,697	335,767

Other Data:
Number of offices	2	2
Full time equivalent employees	24.0	22.5

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Nonperforming consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure
(5)	Calculated in accordance with FDIC regulations.
(6)	Book value per share is calculated using the number of common stock shares outstanding of 488,409 and 359,456 as of December 31, 2014 and 2013, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2014 and 2013. This section should be read in conjunction with the financial statements and notes to the financial statements that appear elsewhere in this annual report.

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

The economic crisis that began in 2008 negatively affected the real estate market in our market area. The number of housing units sold has declined from the pre-2008 levels. These declines negatively affected our ability to make loans in the residential real estate markets, both with respect to the number of loans and the amount of such loans. Similar declines in the commercial real estate market also affected our ability to make loans in the commercial real estate context, although to a lesser extent. Beginning in 2011 and continuing through 2014, we have seen signs of an improving residential and commercial real estate market and we anticipate that as market conditions slowly return to a more normal level, there will be increased lending opportunities.

Summary of Recent Performance

The following highlights certain financial data that occurred during 2014:

•	Total loans grew during the twelve months ended December 31, 2014 by $6.5 million, or 7.8%, to $90.5 million.

•	Total non-interest and interest bearing checking accounts (less funds held in escrow for the private placement offering that closed on January 23, 2015) grew during the twelve months ended December 31, 2014 by $1.9 million, or 18.3%, to $12.0 million.

•	Our net interest margin rose to 3.67% for the twelve months ended December 31, 2014 compared to 3.60% for the twelve months ended December 31, 2013.

•	We completed a rights offering in March 2014 pursuant to which we sold units consisting of one share of our common stock and a warrant to purchase one-half of a share of our common stock. We raised $2.0 million in gross proceeds before expenses and stock purchased by the Company’s shared-based compensation plans.

•	We initiated a private placement offering for our common stock in November 2014 that closed on January 23, 2015. We received gross proceeds exceeding $5.1 million as a result of the offering. The offering was open to certain institutional and other accredited investors.

Our Business Strategy

Highlights of our business strategy are as follows:

•	Improve Our Earnings and Diversify Our Loan Portfolio. We continue to seek ways to increase our net interest income and net interest margin while controlling our non-interest expenses.

•	Emphasizing Origination of Commercial Real Estate Loans. Commercial real estate loans are attractive because they generally provide us with higher yields and less interest rate risk because they typically have adjustable rates of interest and/or shorter terms to maturity in comparison to traditional single-family residential mortgage loans. We intend to continue to emphasize growth in our commercial real estate lending in a manner consistent with our loan underwriting policies and procedures while recognizing the increased risk inherent in commercial real estate loans.

•	Expanding Commercial Banking Operations. We currently have three commercial loan officers and one commercial loan administrator. We intend to hire additional commercial lending staff positions in the next two to three years to facilitate our loan origination efforts and to further penetrate the markets we serve. As a community-based bank, we believe that we offer high quality customer service by combining locally-based management for fast decisions on loan applications and approvals with customized deposit services that are attractive to small and medium sized businesses.

•	Controlling Non-interest Expense. We monitor our expense ratios closely and strive to improve our efficiency ratio through expense control. Our largest non-interest expense is compensation. We work to limit growth of compensation expense by controlling increases in the number of employees to those needed to support our growth and by maximizing the use of technology to increase efficiency.

•	Offering Additional Products and Services. We intend to utilize technology to increase productivity and provide additional products and services. In this regard, during 2012 we began offering merchant services, online bill payment, ACH originations, remote deposit capture and relationship pricing. In 2013 we began offering mobile check capture and in 2014 we implemented online account opening. We continue to enhance the Internet banking services platform we currently offer to our business and retail customers. We expect that these new products and services will help to maintain and increase our deposit base and will attract business and retail customers. We analyze the need of products and services and allocate our resources to those areas we believe offer the greatest future potential.

•	Continuing Residential Mortgage Lending. As a community bank we continue our mission of supporting the communities we serve by offering a strong line of traditional single-family residential mortgage products. We offer first and second mortgages of various terms using fixed or adjustable rate products. In order to manage our interest rate risk, it is our policy to sell all loans with terms of more than 15 years, which improves our interest rate risk position and non-interest income. In addition, we offer home equity loans and lines of credit to support short term financing needs.

•	Improve our Funding Mix and Increase Core Deposits. We are continuing our efforts to increase our core deposits in order to help reduce and control our cost of funds. We value core deposits because they represent longer-term customer relationships and lower costs of funds. As part of our strategy to expand our commercial real estate portfolio, we expect to attract lower cost core deposits as part of these borrower relationships. We offer competitive rates on a wide variety of deposit products to meet the individual needs of our customers. We also promote longer term deposits where possible, consistent with our asset liability management goals.

•	Maintain capital at “well capitalized” levels. Our policy has always been and will continue to be to protect the safety and soundness of Carroll Community Bank through conservative credit and operational risk management, balance sheet strength, and safe and sound operations. As a result, our capital ratios are in excess of the “well capitalized” standards set by the FDIC. We have maintained and seek to maintain “well capitalized” levels of regulatory capital through balance sheet management and additions to capital from profits.

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

•	Expand Our Market Presence into the Washington Metropolitan Area. The strategic direction of the Bank is to shift towards entering growth markets. These markets are to the south in the Washington metropolitan area which includes Howard, Frederick and Montgomery counties in Maryland. We recently hired two new commercial lenders with extensive experience in Montgomery and adjacent counties to support our growth strategy in the Washington Metropolitan area.

•	Expand Our Market Presence and Geographic Reach Through Technology and De Novo Branching or Branch Acquisitions. We continue to seek ways to increase our market penetration to grow our business and expand our geographic reach. Through the use of technology we offer Internet banking, remote deposit capture, online bill payment, mobile banking with mobile check capture and on-line account opening, all of which helps us to expand our potential market reach beyond the immediate geographic area of our physical locations. While our business plan indicates our intention to open a new de novo branch office in the next two to three years, any such openings will be subject to, among other factors, market conditions, the economic environment, regulatory approval and the identification of sites that are acceptable to us being available within our targeted expense range. However, we currently have no specific agreements or understandings with respect to any acquisitions or de novo openings.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements contains a summary of our significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of our operations and financial condition. These accounting policies require that management make highly difficult, complex, or subjective judgments and estimates at times regarding matters that are inherently uncertain or susceptible to change. Management has discussed these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board of Directors. Additional information regarding these policies can be found in Note 1 to the Consolidated Financial Statements.

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

Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2014 to December 31, 2013

General. Our total assets increased by $8.2 million, or 7.6%, to $115.9 million at December 31, 2014 from $107.7 million at December 31, 2013. The increase was due primarily to growth in net loans of $6.5 million, or 7.8%. On the funding side of the balance sheet, deposits increased by $5.1 million, or 5.6%, and FHLBA borrowings increased by $635,000, or 8.6%, at December 31, 2014 compared to December 31, 2013.

Loans. At December 31, 2014, net loans were $90.0 million, or 77.6% of total assets, an increase of $6.5 million or 7.8% from $83.5 million at December 31, 2013. This increase was primarily due to the growth in commercial real estate loans of $9.0 million, consistent with our business strategy.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at December 31, 2014 and 2013:

	At December 31,
	2014		2013
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Residential owner occupied - first lien	$35,065	38.8%	$37,954	45.2%
Residential owner occupied - junior lien	5,239	5.8%	5,703	6.8%
Residential non-owner occupied (investor)	9,066	10.0%	8,401	10.0%
Commercial owner occupied	11,227	12.4%	8,479	10.1%
Other commercial loans	29,551	32.6%	23,280	27.7%
Consumer loans	392	0.4%	208	0.2%

Total loans	90,540	100.0%	84,025	100.0%

Net deferred fees, costs and purchase premiums	167		149
Allowance for loan losses	(722)		(682)

Total loans, net	$89,985		$83,492

We had no loans held for sale at December 31, 2014 and 2013.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Due During the Twelve Months Ending December 31,
(in thousands)	2015	2016	2017	2018 to 2019	2020 to 2024	2025 to 2029	2030 and beyond	Total
Residential owner occupied - first lien	$1,308	$2,430	$156	$6,978	$9,594	$9,913	$4,686	$35,065
Residential owner occupied - junior lien	651	39	—	99	825	1,516	2,109	5,239
Residential non-owner occupied (investor)	495	2,320	1,059	3,159	1,213	662	158	9,066
Commercial owner occupied	232	603	3,966	3,036	2,564	445	381	11,227
Other commercial loans	2,217	1,980	6,459	7,418	8,771	2,359	347	29,551
Consumer loans	1	22	15	354	—	—	—	392

Total loans	$4,904	$7,394	$11,655	$21,044	$22,967	$14,895	$7,681	$90,540

Fixed and Adjustable Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans in our portfolio at December 31, 2014 that are contractually due after December 31, 2015:

	Due After December 31, 2015
(in thousands)	Fixed	Adjustable	Total
Residential owner occupied - first lien	$30,367	$3,390	$33,757
Residential owner occupied - junior lien	777	3,811	4,588
Residential non-owner occupied (investor)	8,413	158	8,571
Commercial owner occupied	9,599	1,396	10,995
Other commercial loans	21,231	6,103	27,334
Consumer loans	391	—	391

Total loans	$70,778	$14,858	$85,636

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at December 31, 2014 and 2013:

	At December 31,
	2014		2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. government sponsored agency obligations	$—	$—	$1,001	$1,002
U.S. government sponsored mortgage-backed securities:
Guaranteed by GNMA	289	299	297	309
Guaranteed by FNMA and FHLMC	9,294	9,301	9,680	9,520
Asset-backed securities (SLMA)	—	—	775	777
Municipal bonds	275	275	282	269

Total securities available for sale	$9,858	$9,875	$12,035	$11,877

Investment securities held to maturity:
Municipal bonds	$500	$508	$—	$—
Corporate securities	756	765	—

Total securities held to maturity	$1,256	$1,273	$—	$—

Total securities decreased by $746,000, or 6.3%, to $11.1 million, or 9.6%, of total assets at December 31, 2014 from $11.9 million, or 11.0% of total assets, at December 31, 2013. The investment portfolio consisted of both securities available for sale and held to maturity at December 31, 2014 and only available for sale at December 31, 2013. The net unrealized gains or losses on individual securities as of December 31, 2014 and 2013 were the result of changes to current market interest rates as compared to the original purchase yield of the security. We had four and 14 investment securities with unrealized losses at December 31, 2014 and 2013, respectively. All of our mortgage-backed securities were issued by U.S. government agencies or government-sponsored enterprises.

During the twelve months ended December 31, 2014 and 2013, gains on sales of securities available for sale were $11,000 and $23,000, respectively.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
(Dollars in thousands)	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate
Securities available for sale:
U.S. government sponsored mortgage-backed securities	—	—	210	1.76%	1,593	1.54%	7,780	2.01%	9,583	1.93%
Municipal bonds	—	—	110	3.01%	—	—	165	2.57%	275	2.75%
Corporate	—	—	—	—	—	—	—	—	—	—

Total securities available for sale	$—	—	$320	2.19%	$1,593	1.54%	$7,945	2.02%	$9,858	1.95%

Securities held to maturity:
Municipal obligations	—	—	—	—	—	—	500	4.53%	500	4.53%
Other securities	—	—	—	—	756	5.14%	—	—	756	5.14%

Total securities held to maturity	—	—	—	—	756	5.14%	500	4.53%	1,256	4.90%

Total investment securities	$—	—	$320	2.19%	$2,349	2.70%	$8,445	2.17%	$11,114	2.28%

Bank-Owned Life Insurance. We invested in bank-owned life insurance in 2009 and again in 2012 to help us offset the costs of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2014, the aggregate cash surrender value of these policies was $2.1 million.

Premises and Equipment. Premises and equipment decreased during 2014 due to depreciation expense accumulated for the year partially offset by various purchases of new equipment.

Deposits. We accept deposits primarily from the areas in which our offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and retail checking accounts and individual retirement accounts. Our Board of Directors has approved the use of brokered deposits as a funding source for the Bank.

Interest rates, maturity terms, service fees and withdrawal penalties are reviewed and updated on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Our deposits increased by $5.1 million, or 5.6%, to $96.9 million at December 31, 2014 from $91.8 million at December 31, 2013. The growth resulted from a $4.7 million increase in checking and demand deposit account balances (of which $2.9 million represented funds held in escrow for the private placement capital offering) and a $2.4 million increase in brokered certificates of deposit. These items were partially offset by a decrease of $1.9 million in non-certificate IRA savings and premium savings accounts. Growth in the number and balances of interest and noninterest bearing checking accounts continues to be one of our key business strategies.

At December 31, 2014, we had a total of $40.2 million in certificates of deposit, of which $18.3 million had remaining maturities of one year or less. Of the $40.2 million, $4.9 million were brokered certificates of deposit. Based on historical experience and current market interest rates, we believe we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2014.

The following table sets forth the distribution of total deposit accounts, by product type, at December 31, 2014 and 2013:

	At December 31,
	2014			2013
(Dollars in thousands)	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
Savings accounts	$31,210	32.2%	0.21%	$33,009	35.9%	0.27%
Certificates of deposit	40,214	41.5%	1.00%	37,702	41.1%	1.09%
Money market accounts	10,588	10.9%	0.36%	10,880	11.9%	0.44%
Interest-bearing checking accounts	5,149	5.3%	0.08%	5,307	5.8%	0.08%
Non-interest bearing checking accounts	9,744	10.1%	—	4,866	5.3%	—

	$96,905	100.0%	0.53%	$91,764	100.0%	0.60%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100,000 as of December 31, 2014:

(in thousands)	At December 31, 2014
Three months or less	$1,664
Over three months through six months	1,075
Over six months through one year	2,705
Over one year to three years	4,927
Over three years	3,976

$14,347

The following table sets forth, by interest rate ranges, the maturity periods of our certificates of deposit at December 31, 2014:

	At December 31, 2014
	Period to Maturity
(Dollars in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Interest rate:
Less than 1.00%	$13,204	$2,836	$718	$3,202	$19,960	49.7%
1.00% to 1.99%	3,271	3,197	5,978	5,388	17,834	44.3%
2.00% to 2.99%	1,839	11	—	570	2,420	6.0%

	$18,314	$6,044	$6,696	$9,160	$40,214	100.0%

Percent of Total	45.5%	15.0%	16.7%	22.8%	100.0%

Borrowings. Our borrowing portfolio consists of advances from the FHLBA. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates indicated.

(Dollars in thousands)
Borrowing Amount		Rate	Maturity Date	December 31, 2014	December 31, 2013

$5,000	(1)	2.29%	8/12/2018	$5,000	$5,000
1,500		0.21%	3/31/2015	$1,500
1,500		0.29%	6/30/2015	$1,500
2,365		5.36%	1/2/2014	—	2,365
1,500		0.21%	3/29/2013	—	—

				$8,000	$7,365

Unused available line of credit				$3,280	$3,355
Average balance during period				$6,599	$6,998
Maximum month-end balance				$8,000	$8,000
Average interest rate during period				1.83%	1.72%
Weighted average interest rate at end of period				1.53%	3.27%

(1)	callable quarterly by the FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $2.3 million to $10.8 million at December 31, 2014 compared to $8.4 million at December 31, 2013. The increase was mainly attributable to the rights offering that closed in March 2014 that raised net proceeds of $1.7 million and the accumulation of net income during 2014.

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

	For the Years Ended December 31,
	2014			2013
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$87,326	$4,216	4.83%	$82,562	$4,197	5.08%
Investment securities	10,890	213	1.96%	11,161	150	1.34%
Certificates of deposit	2,446	28	1.14%	2,523	37	1.47%
Interest earning deposits	3,738	25	0.67%	3,264	19	0.58%

Total interest-earning assets	104,400	4,482	4.30%	99,510	4,403	4.43%

Noninterest-earning assets	5,709			6,520

Total assets	$110,109			$106,030

Interest-bearing liabilities:
Savings accounts	$32,274	79	0.24%	$34,670	123	0.35%
Certificates of deposit	38,858	407	1.05%	36,440	516	1.42%
Money market accounts	11,250	45	0.40%	9,872	56	0.57%
Now accounts	5,141	4	0.08%	4,506	4	0.09%

Total interest-bearing deposits	87,523	535	0.61%	85,488	699	0.82%
Federal Home Loan Bank advances	6,599	120	1.81%	6,998	121	1.72%

Total interest-bearing liabilities	94,122	655	0.70%	92,486	820	0.89%

Noninterest-bearing deposits	5,696			4,925
Noninterest-bearing liabilities	236			151

Total liabilities	100,054			97,562
Equity	10,055			8,468

Total liabilities and capital	$110,109			$106,030

Net interest income		$3,827			$3,583

Net interest rate spread (1)			3.60%			3.54%
Net interest-earning assets (2)	$10,278			$7,024

Net interest margin (3)			3.67%			3.60%

Average interest-earning assets to interest-bearing liabilities	110.92%			107.59%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31, 2014 vs 2013
	Increase (Decrease) Due to			Total Increase (Decrease)
(in thousands)	Volume	Rate	Rate/ Volume
Interest income from:
Loans	$240	$(208)	$(13)	$19
Investment securities	(4)	69	(2)	63
Certificates of deposit	(1)	(8)	—	(9)
Interest earning deposits	3	3	—	6

Total interest income (1)	216	(131)	(6)	79

Interest expense on:
Savings accounts	(8)	(39)	3	(44)
Certificates of deposit	34	(134)	(9)	(109)
Money market accounts	8	(17)	(2)	(11)
Now accounts	—	—	—	—

Total interest-bearing deposits	17	(177)	(4)	(164)
Federal Home Loan Bank advances	(7)	6	—	(1)

Total interest expense (1)	15	(177)	(3)	(165)

Change in net interest income	$201	$46	$(3)	$244

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented for total interest income and total interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

General. For the year ended December 31, 2014, we realized net income of $390,000, or $0.90, per diluted common share, compared to net income of $222,000, or $0.66, per diluted common share for the year ended December 31, 2013 for an increase of $168,000. This increase was attributable to an increase in net interest income and a decrease in the provision for loan losses during 2014, partially offset by higher non-interest expenses.

Net Interest Income. Net interest income increased by $244,000, or 6.8%, to $3.8 million for the year ended December 31, 2014 from $3.6 million for the year ended December 31, 2013. The increase in net interest income was a result of an increase in interest income due mainly to the growth in the volume of loans, the rise in investment securities yields and a decrease in interest expense due to the continued low interest rate environment. These items were partially offset by the decline in the loan yield due to the competitive market for loan growth putting downward pressure on loan rates. Our net interest rate spread and net interest rate margin were 3.60% and 3.67%, respectively, for the year ended December 31, 2014 compared to 3.54% and 3.60%, respectively, for the year ended December 31, 2013.

Interest Income. Total interest income increased by $79,000, or 1.8%, to $4.5 million for the year ended December 31, 2014 compared to $4.4 million for the year ended December 31, 2013 due to increases in average balances partially offset by the decline in the overall yield of interest-earning assets. Average interest-earning assets increased by $4.9 million, or 4.9%, to $104.4 million for the year ended December 31, 2014 from $99.5 million for the year ended December 31, 2013. The average yield on interest-earning assets decreased to 4.30% for the year ended December 31, 2014 from 4.43% for 2013 mainly due to the yield decline on the loan portfolio.

Please see “—Average Balances and Yields” and “—Rate/Volume Analysis” for more detailed information regarding the impact of changes in average balances and yield on net interest income and margin.

Interest income on loans increased slightly remaining at $4.2 million for the year ended December 31, 2014 and 2013. This increase is a result of higher average loan balances during the year ended December 31, 2014, mostly offset by a 25 basis point decrease in the average yield on loans. Average loans increased $4.8 million, or 5.8%, to $87.3 million during 2014 from $82.6 million during 2013. This increase was primarily attributable to our increasing emphasis on commercial real estate loan originations. The average yield on loans declined to 4.83% for the year ended December 31, 2014 from 5.08% for the year ended December 31, 2013. The decrease in the average yield on loans was primarily attributable to the origination of new loans in a lower interest rate environment, the repayment or refinance of higher rate loans and the high demand for loans putting significant downward pressure on loan interest rates.

Interest income on investment securities increased by $63,000, or 42.0%, to $213,000 for the year ended December 31, 2014 from $150,000 for the year ended December 31, 2013. This increase was due to the portfolio yield rising as a result of the purchase of new higher-yielding securities during late 2013 and early 2014 and lower rate investment securities being sold. The portfolio yield increased to 1.96% for the year ended December 31, 2014 from 1.34% for the year ended December 31, 2013.

Interest income on certificates of deposit decreased by $9,000, or 24.3%, to $28,000 for the year ended December 31, 2014 compared to $37,000 for the year ended December 31, 2013 due mainly to the decrease in yield for 2014 as a result of most of the portfolio being sold in late 2013. The portfolio was replaced with lower yielding investments. The average balance of certificates of deposit decreased by $77,000, or 3.1%, to $2.4 million for the year ended December 31, 2014 from $2.5 million for the year ended December 31, 2013.

Interest income on interest-earning deposits increased by $6,000, or 31.6%, to $25,000 for the year ended December 31, 2014 compared to $19,000 for the year ended December 31, 2013, as a result of increases in both yield on and average balances of interest-earning deposits. The yield on interest-earning deposits increased by 9 basis points to 0.67% for the year ended December 31, 2014 from 0.58% for the year ended December 31, 2013 due to the higher dividends received on our FHLB stock portfolio. The average balance on interest-earning deposits increased by $474,000, or 14.5%, to $3.7 million during the year ended December 31, 2014 from $3.3 million during the year ended December 31, 2013.

Interest Expense. Total interest expense decreased by $165,000, or 20.1%, to $655,000 for the year ended December 31, 2014 from $820,000 for the year ended December 31, 2013. This decrease in interest expense was primarily due to a decline in the average cost of funds for interest-bearing liabilities, which dropped to 0.70% during the year ended December 31, 2014 from 0.89% during the year ended December 31, 2013.

Interest expense on deposits decreased by $164,000, or 23.5%, to $535,000 for the year ended December 31, 2014 from $699,000 for the year ended December 31, 2013. This was primarily the result of a decline in the average interest rates on interest-bearing deposits during 2014 compared to 2013. The average interest rates on interest-bearing deposits dropped to 0.61% during the year ended December 31, 2014 from 0.82% during the year ended December 31, 2013. This decrease is primarily attributable to reductions in the average interest rates on certificates of deposit, savings and money market accounts. The average rate on certificates of deposit decreased to 1.05% from 1.42%, the average rate on our savings accounts decreased to 0.24% from 0.35% and the average rate on our money market accounts decreased to 0.40% from 0.57% during the year ended December 31, 2014 compared to the year ended December 31, 2013. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at significantly lower interest rates and to lower the rates on our non-maturing interest bearing deposits during 2014.

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

Based on management’s evaluation of the above factors, the provision for loan losses decreased by $71,000 to $15,000 for the year ended December 31, 2014 from $87,000 for the year ended December 31, 2013. The drop in the provision for loan losses was due an increase in recoveries collected during 2014, the reduction in our historical loss and qualitative factors due to improved asset quality during 2014 and to a charge-off provided for during 2013. During the year ended December 31, 2014 we had no loan charge-offs and loan loss recoveries of $25,000 and during the year ended December 31, 2013, we had loan charge-offs of $268,000 and loan loss recoveries of $4,000.

Non-interest Income. The following table summarizes changes in non-interest income for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,		Change
(Dollars in thousands)	2014	2013	Amount	%
Increase in cash surrender value - life insurance	$59	$63	$(4)	-6.3%
Customer service fees	87	83	4	4.8%
Loan fee income	27	53	(26)	-49.1%
Other income	14	12	2	16.7%

Non-interest income before net gains	187	211	(24)	-11.4%
Gain on sale of securities	11	23	(12)	-52.2%
Gain on sale of CD investments	—	14	(14)	-100.0%
Gain on loans held for sale	2	7	(5)	-71.4%
Loss or writedown of OREO	(3)	(64)	61	-95.3%

Net gains	10	(20)	30	—

Total non-interest income	$197	$191	$6	3.1%

Non-interest income increased by $6,000, or 3.1%, to $197,000 during the year ended December 31, 2014 from $191,000 for the year ended December 31, 2013. The increase was a result of several offsetting items. Loss and/or write downs on OREO properties declined significantly, increasing non-interest income by $61,000 as the Bank worked through most of its OREO portfolio. This was partially offset by decreases in loan fee income of $26,000 and in gains on the sale of investment securities and certificates of deposits of $26,000. The decrease in loan fee income was due to lower late fee and loan processing fee collections.

Non-interest Expenses. The following table summarizes changes in non-interest expenses for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,		Change
(Dollars in thousands)	2014	2013	Amount	%
Salaries and employee benefits	$1,679	$1,581	$98	6.2%
Premises and equipment	345	310	35	11.3%
Data processing	440	420	20	4.8%
Professional fees	299	316	(17)	-5.4%
FDIC insurance	70	90	(20)	-22.2%
Directors’ fees	161	139	22	15.8%
Corporate insurance	41	37	4	10.8%
Printing and office supplies	31	47	(16)	-34.0%
Loan and OREO expense	19	76	(57)	-75.0%
Other operating expenses	298	341	(43)	-12.6%

Total non-interest expenses	$3,383	$3,357	$26	0.8%

Non-interest expenses increased slightly by $26,000, or 0.8%, remaining at $3.4 million for the years ended December 31, 2014 and 2013.

Salaries and employee benefits increased by $98,000, or 6.2%, to $1.7 million for the year ended December 31, 2014 from $1.6 million for the year ended December 31, 2013. The increase was primarily attributable to the implementation of a management incentive program in 2014 and higher share-based benefit costs for the ESOP and restricted stock grant plans.

Premises and equipment increased by $35,000, or 11.3%, to $345,000 for the year ended December 31, 2014 from $310,000 for the year ended December 31, 2013. The increase was the result of higher depreciation expense from the significant purchase of security equipment in 2013 and higher costs for equipment service contracts.

Data processing expenses increased by $20,000, or 4.8%, to $440,000 for the year ended December 31, 2014 from $420,000 for the year ended December 31, 2013 due to higher volume of accounts and transactions along with increased costs associated with our internal network and core processing post-conversion support.

Professional fees decreased by $17,000, or 5.4%, to $299,000 during the year ended December 31, 2014 from $316,000 during the year ended December 31, 2013 due to lower costs related to internal audit, general legal matters and public company reporting and filing. These items were partially offset by higher consulting costs for compliance administration due to hiring of a new compliance officer.

FDIC insurance decreased by $20,000, or 22.2%, to $70,000 for the year ended December 31, 2014 from $90,000 for the year ended December 31, 2013 due to lower assessment rates in 2014 as a result of our improved financial ratios.

Directors’ fees increased by $22,000, or 15.8%, to $161,000 for the year ended December 31, 2014 from $139,000 for the year ended December 31, 2013 as a result of increasing the annual retainer for all directors and the addition of a new director in late 2014.

Printing and supplies decreased by $16,000, or 34.0%, to $31,000 for the year ended December 31, 2014 from $47,000 for the year ended December 31, 2013 due to the reduction in the cost for electronic forms on the new core processing system and 2013 including a few special printing projects.

Loan and OREO expense decreased by $57,000, or 75.0%, to $19,000 for the year ended December 31, 2014 from $76,000 for the year ended December 31, 2013. The decrease was due to the decline in loan workouts and foreclosed properties held by the Bank along with the costs incurred to fix-up and repair such properties during 2014 compared to 2013.

Other operating expenses decreased by $43,000, or 12.6%, to $298,000 during the year ended December 31, 2014 from $341,000 during the year ended December 31, 2013. The decrease was mostly attributable to lower advertising and marketing costs in 2014 and 2013 including post-robbery police support and a loss taken for fraudulent checks.

We expect our non-interest expense will continue to increase in the immediate future as a result of increased compensation expense associated with the addition of staff and the continued implementation of stockholder approved stock-based benefit plans.

Income Tax Expense. Income tax expense for the year ended December 31, 2014 was $236,000 compared to $109,000 in 2013. The increased tax expense is primarily the result of higher income before income taxes during 2014 compared to 2013. The effective income tax rates were 37.7% and 32.9% for the years ending December 31, 2014 and 2013, respectively.

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

The deterioration in the real estate market since the 2008 recession has resulted in a decrease in the collateral value for many of the properties securing our classified loans. For some classified loans this has required a specific reserve when such loans become nonperforming or substandard. For other classified loans, while the value of some of the properties securing the loans has decreased, their values still exceed the carrying value of the corresponding loan requiring no specific valuation allowance. It is our practice to obtain updated appraisals if there is a material change in market conditions or if we become aware of new or additional facts that indicate a potential material reduction in the value of any individual property collateral.

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

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and OREO (which includes real estate acquired through or in lieu of foreclosure) at December 31, 2014 and 2013:

	At December 31,
(Dollars in thousands)	2014	2013
Non-accrual loans:
Residential owner occupied - first lien	$470	$181
Residential owner occupied - junior lien	9	10
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	733
Consumer loans	—	—

Total non-accrual loans	479	924

Nonperforming TDR	—	125

Foreclosed real estate:
Residential owner occupied - first lien	53	462
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—

Total foreclosed real estate	53	462

Total non-performing assets	$532	$1,511

Ratios:
Nonperforming loans to total loans	0.53%	1.25%
Nonperforming assets to total assets	0.46%	1.40%

As of December 31, 2014, none of our nonperforming loans had specific reserves as the collateral was sufficient to cover, at a minimum, the principle balance.

During the fourth quarter of 2013 a commercial loan that was secured by equipment, other business assets and personal guarantees was classified as substandard and placed on nonaccrual status. The balance of the loan at December 31, 2013 was $733,000, which impacted our asset quality ratios at December 31, 2013. Based on its analysis and assessment, management believed that the collateral coverage on this loan was sufficient and therefore there was no impairment charge taken. On February 14, 2014, the loan was repaid in full including all interest and fees with no loss to the Bank.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at December 31, 2014 and 2013:

	At December 31,
	2014		2013
(Dollars in thousands)	Number	Amount	Number	Amount
Loans 60 to 89 days delinquent:
Residential owner occupied - first lien	—	$—	1	$86
Residential owner occupied - junior lien	—	—	—	—
Residential non-owner occupied (investor)	—	—	—	—
Commercial owner occupied	—	—	—	—
Other commercial loans	—	—	—	—
Consumer loans	—	—	—	—

Total Loans 60 to 89 days delinquent	—	—	1	86

Loans 30 to 59 days delinquent:
Residential owner occupied - first lien	1	128	2	397
Residential owner occupied - junior lien	—	—	—	—
Residential non-owner occupied (investor)	—	—	—	—
Commercial owner occupied	—	—	—	—
Other commercial loans	—	—	—	—
Consumer loans	—	—	—	—

Total Loans 30 to 59 days delinquent	1	128	2	397

Total past due loans	1	$128	3	$483

There were no loans contractually past due 90 days or more and still accruing interest at December 31, 2014 or 2013.

Trouble Debt Restructurings. For the twelve months ended December 31, 2014, there were no loans modified as a troubled debt restructure (“TDR”).

For the twelve months ended December 31, 2013, two loans were modified with aggregate balances of $210,000 that were classified as TDRs. One loan was nonperforming at the time of restructure to a below market interest rate. The loan has been performing since the restructure based on the new contractual terms and will be reported as a performing impaired loan. The second loan was restructured as part of a bankruptcy. At the time of the restructure the loan was classified as nonperforming. After six months of current payments and the customer’s demonstrated ability to maintain the loan current, the loan was then classified as performing as of December 31, 2013.

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

Foreclosed Real Estate. Real estate we acquire as a result of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost, which is the unpaid balance of the loan plus estimated foreclosure costs, or fair value at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate like property taxes are charged against income in the current period while costs relating to improving such real estate are capitalized up to the property’s net realizable value, then such costs would be charged against income in the current period. We had foreclosed real estate of $53,000 and $462,000 at December 31, 2014 and 2013, respectively.

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

The following table sets forth our amounts of criticized loans (classified loans and loans designated as special mention) as of December 31, 2014 and 2013:

	At December 31,
(in thousands)	2014	2013
Classified loans:
Substandard	$1,459	$1,536
Doubtful	—	—
Loss	—	—

Total classified loans	1,459	1,536
Special mention	—	—

Total criticized loans	$1,459	$1,536

For a discussion of these criticized loans as they relate to the allowance for loan losses as well as a discussion as to how we calculate the allowance, see Note 4 to the Consolidated Financial Statements, “Credit Quality of Loans and Allowance for Loan Losses”.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$682	$859
Charge-offs:
Residential owner occupied - first lien	—	248
Residential owner occupied - junior lien	—	20
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total Charge-offs	—	268

Recoveries:
Residential owner occupied - first lien	25	4
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total Recoveries	25	4

Net charge-offs (recoveries)	(25)	264
Provision for loan losses	15	87

Balance at end of period	$722	$682

Ratios:
Net charge-offs to average loans	-0.03%	0.32%
Allowance for loan losses to nonperforming loans	150.72%	65.01%
Allowance for loan losses to total loans	0.80%	0.81%

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

	At December 31,
	2014		2013
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Residential owner occupied first lien	$228	38.8%	$244	45.2%
Residential owner occupied junior lien	25	5.8%	27	6.8%
Residential non-owner occupied (investor)	46	10.0%	70	10.0%
Commercial owner occupied loans	90	12.4%	73	10.1%
Other commercial loans	333	32.6%	268	27.7%
Consumer loans	—	0.4%	—	0.2%

Total	$722	100.0%	$682	100.0%

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

Net Portfolio Value. An institution’s net portfolio value or “NPV” is the difference between the present value of its assets and liabilities, and would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases of 100 to 400 basis points in 100 basis point increments and a decrease of 100 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Quantitative Analysis. The table below sets forth, as of December 31, 2014, the estimated changes in our NPV that would result from the designated instantaneous changes in the interest rate yield curve.

		Estimate Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in interest rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points

+400	$17,028	$(1,481)	-8.0%	16.10%	36 bp
+300	17,639	(870)	-4.7%	16.23%	49 bp
+200	18,201	(308)	-1.7%	16.29%	55 bp
+100	18,607	98	0.5%	16.21%	47 bp
0	18,509			15.74%
-100	17,907	(602)	-3.3%	14.89%	(85) bp

(1)	Assume interest rate changes (up and down) in increments of 100 basis points.
(2)	NPV is the discounted present value of expected cash flows from assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-bearing assets.
(4)	NPA Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs, or loan repayments and deposit decay, respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, short-term lines of credit with correspondent banks, advances from the FHLBA, principal repayments and the sale of securities available-for-sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset and Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to fund asset growth and deposit runoff as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, investing and financing activities during any given period from which our cash flows are derived. At December 31, 2014, cash and cash equivalents totaled $6.9 million.

At December 31, 2014, we had $5.3 million in loan commitments outstanding, a majority of which were for commercial real estate loans. In addition, we had $6.2 million in unused lines of credit to borrowers, including $4.3 million with respect to consumer loans and $1.9 million for commercial real estate loans. Certificates of deposit due within one year of December 31, 2014 totaled $18.3 million, or 18.9% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, draws on our short-term lines of credit with correspondent banks and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on our certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2014.

Our primary investing activity is loan originations. During the years ended December 31, 2014 and 2013, we originated $19.4 million and $22.0 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $5.1 million during the year ended December 31, 2014. Deposit flows are affected by the overall market level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBA, which provide an additional source of funds. Federal Home Loan Bank advances and borrowings were $8.0 million and $7.4 million at December 31, 2014 and 2013, respectively. At December 31, 2014, we had the ability to borrow up to an additional $10.5 million from our correspondent banks under short-term lines of credit and $3.3 million from the FHLBA.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Banking Regulation—Capital Requirements” and Note 17 of the Notes to the Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Commitments to extend credit:
Consumer loans	$450	$207
Commercial loans	4,806	3,583

	5,256	3,790

Commitments under available lines of credit:
Consumer loans	4,308	4,366
Commercial loans	1,883	2,845

	6,191	7,211

Total Commitments	$11,447	$11,001

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2014 or 2013 as a liability for credit loss related to these commitments.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CARROLL BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Carroll Bancorp, Inc.

Sykesville, Maryland

We have audited the accompanying consolidated statements of financial condition of Carroll Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carroll Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 10, 2015

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$1,181,951	$1,310,430
Interest-bearing deposits with depository institutions	5,727,440	3,718,884

Cash and cash equivalents	6,909,391	5,029,314
Certificates of deposit with depository institutions	3,102,936	1,856,469
Securities available for sale, at fair value	9,874,706	11,877,088
Securities held to maturity (fair value December 31, 2014 $1,272,835 and December 31, 2013 $0)	1,256,280	—
Loans, net of allowance for loan losses - December 31, 2014 $722,000 and December 31, 2013 $682,000	89,984,513	83,492,498
Accrued interest receivable	295,916	279,661
Other equity securities, at cost	605,596	496,696
Bank-owned life insurance	2,051,646	1,992,367
Premises and equipment, net	1,260,966	1,401,502
Foreclosed assets	52,964	462,005
Other assets	511,079	825,131

Total assets	$115,905,993	$107,712,731

Liabilities:
Deposits
Noninterest-bearing	$9,744,047	$4,866,188
Interest-bearing	87,160,840	86,897,767

Total deposits	96,904,887	91,763,955
Federal Home Loan Bank Advances	8,000,000	7,365,350
Other liabilities	250,609	167,728

Total liabilities	105,155,496	99,297,033

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 488,409 shares at December 31, 2014 and 359,456 shares at December 31, 2013	4,884	3,595
Additional paid-in capital	4,873,447	2,897,054
Unallocated ESOP shares	(285,447)	(183,319)
Unearned RSP shares	(170,217)	(133,947)
Retained earnings	6,317,654	5,927,209
Accumulated other comprehensive income (loss)	10,176	(94,894)

Total stockholders’ equity	10,750,497	8,415,698

Total liabilities and stockholders’ equity	$115,905,993	$107,712,731

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013
Interest income:
Loans	$4,215,923	$4,197,424
Securities available for sale	194,975	149,608
Securities held to maturity	18,317	—
Certificates of deposit	28,293	37,041
Interest-bearing deposits	24,699	19,261

Total interest income	4,482,207	4,403,334
Interest expense:
Deposits	534,529	699,179
Borrowings	120,439	120,669

Total interest expense	654,968	819,848

Net interest income	3,827,239	3,583,486
Provision for loan losses	15,364	86,587

Net interest income after provision for loan losses	3,811,875	3,496,899

Non-interest income:
Gain on sale of securities	11,374	22,774
Gain on sale of CD investments	—	14,012
Gain on loans held for sale	2,105	6,535
Loss on sale/writedown of OREO	(2,632)	(63,945)
Increase in cash surrender value - life insurance	59,278	63,323
Customer service fees	86,369	82,661
Loan fee income	26,899	53,061
Other income	14,156	12,152

Total non-interest income	197,549	190,573
Non-interest expense:
Salaries and employee benefits	1,679,149	1,580,459
Premises and equipment	344,602	310,193
Data processing	440,106	419,952
Professional fees	298,728	316,385
FDIC insurance	70,170	89,848
Directors’ fees	160,725	138,650
Corporate insurance	41,104	37,166
Printing and office supplies	30,875	47,151
Other operating expenses	317,605	417,353

Total non-interest expenses	3,383,064	3,357,157
Income before income tax	626,360	330,315
Income tax expense	235,915	108,525

Net income	$390,445	$221,790

Basic earnings per share	$0.93	$0.67

Diluted earnings per share	$0.90	$0.66

Basic weighted average shares outstanding	419,921	333,050

Diluted weighted average shares outstanding	431,697	335,767

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2014	2013
Net income	$390,445	$221,790
Other comprehensive income (loss) before income tax:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	186,492	(250,186)
Less reclassification adjustment for gains included in net income	11,374	22,774

Other comprehensive income (loss) before income tax	175,118	(272,960)
Income tax effect	70,048	(109,185)

Other comprehensive income (loss), net of tax	105,070	(163,775)

Total comprehensive income	$495,515	$58,015

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2013	$3,595	$2,884,039	$(194,103)	$—	$5,705,419	$68,881	$8,467,831
Net income					221,790		221,790
Other comprehensive loss						(163,775)	(163,775)
Common stock acquired by RSP				(133,947)			(133,947)
ESOP shares committed to be released			10,784				10,784
ESOP allocated shares FMV adjustment		4,227					4,227
RSP compensation		8,788					8,788

Balances at December 31, 2013	3,595	2,897,054	(183,319)	(133,947)	5,927,209	(94,894)	8,415,698

Net income					390,445		390,445
Other comprehensive income						105,070	105,070
RSP compensation		33,212					33,212
Rights offering:
Issuance of 124,982 shares of common stock net of offering costs	1,249	1,896,184					1,897,433
ESOP purchase of 7,498 shares			(119,968)				(119,968)
RSP purchase of 3,749 shares				(59,984)			(59,984)
Warrants exercised	40	63,496					63,536
ESOP shares committed to be released			17,840				17,840
ESOP allocated shares FMV adjustment		7,215					7,215
RSP shares vested		(23,714)		23,714			—

Balances at December 31, 2014	$4,884	$4,873,447	$(285,447)	$(170,217)	$6,317,654	$10,176	$10,750,497

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$390,445	$221,790
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(11,374)	(22,774)
Gain on sale of CD investments	—	(14,012)
Gain on sale of loans held for sale	(2,105)	(6,535)
Origination of loans held for sale	(276,000)	(367,000)
Proceeds from sale of loans held for sale	278,105	373,535
Amortization and accretion of securities	143,419	206,810
Amortization of deferred loan origination costs, net of fees	51,806	27,311
Provision for loan losses	15,364	86,587
Loan loss recoveries	24,636	—
Provision for loss on real estate acquired through foreclosure	—	25,000
Loss on sale of real estate acquired through foreclosure	2,632	40,333
Depreciation of premises and equipment	159,029	145,409
Increase in cash surrender value of bank-owned life insurance	(59,278)	(63,323)
ESOP compensation expense	25,055	15,011
RSP compensation expense	33,212	8,788
Decrease in deferred tax assets	73,474	108,488
(Increase) decrease in accrued interest receivable	(16,255)	17,287
Decrease in other assets	170,531	11,356
Increase in other liabilities	82,882	56,677

Net cash provided by operating activities	1,085,578	870,738

Cash flows from investing activities:
Purchase of securities available for sale	(3,783,915)	(6,919,116)
Purchase of securities held to maturity	(1,256,500)	—
Proceeds from sales and redemptions of securities available for sale	4,148,823	2,953,913
Principal collected on securities available for sale	1,684,300	3,027,652
Purchase of certificates of deposit	(1,499,685)	(1,506,442)
Redemption of certificates of deposit	249,685	2,264,012
Increase in loans	(6,583,823)	(6,114,989)
Purchase of premises and equipment	(18,493)	(201,502)
Purchase of other equity securities	(270,000)	(67,500)
Redemption of other equity securities	161,100	156,300
Capitalized costs on real estate acquired through foreclosure	—	(2,280)
Proceeds from the sale of real estate acquired through foreclosure	406,408	655,062

Net cash used by investing activities	(6,762,100)	(5,754,890)

Cash flows from financing activities:
Increase in deposits	5,140,932	4,310,889
Proceeds from FHLB advances	8,000,000	8,865,350
Repayment of FHLB advances	(7,365,350)	(8,000,000)
Proceeds from rights offering	1,897,433	—
Proceeds from warrant exercise	63,536	—
Loan to purchase common stock for the ESOP	(119,968)	—
Purchase of common stock for RSP	(59,984)	(133,947)

Net cash provided by financing activities	7,556,599	5,042,292

Net increase in cash and cash equivalents	1,880,077	158,140
Cash and cash equivalents, beginning balance	5,029,314	4,871,174

Cash and cash equivalents, ending balance	$6,909,391	$5,029,314

Supplemental disclosure of cash flow information:
Interest paid	$654,033	$820,421
Income tax payment (refund)	$115,000	$(30,859)
Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$—	$391,500

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

Carroll Bancorp, Inc. a Maryland corporation (the “Company”) was incorporated on February 18, 2011, to serve as the holding company for Carroll Community Bank (the “Bank”), a state chartered commercial bank. On October 12, 2011, in accordance with a Plan of conversion adopted by its Board of Directors and approved by its members, the Bank converted from a Maryland chartered mutual savings bank to a state chartered commercial bank. The conversion was accomplished through formation of the Company to serve as the holding company of the Bank. The Company’s common stock began trading on the Over the Counter Bulletin Board under the symbol “CROL” on October 12, 2011.

In accordance with applicable regulations at the time of the conversion from a mutual holding company to a stock holding company, the Bank substantially restricted its retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who keep their accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense was $41,747 in 2014 and $75,222 in 2013.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings By Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This amendment clarifies the circumstances under which an in substance repossession or foreclosure is deemed to occur determining when all or a portion of the loan should be derecognized and the real estate property received should be recognized. The amendment is effective for annual and interim periods beginning after December 15, 2014 and is not expected to have a material impact to the financial statements. Early adoption is permitted.

In May 2014, the FASB and the international Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would : (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets: (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, The FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA and VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measure based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU No. 2014-14 is effective for the interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company’s financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.	Securities

The amortized cost and fair value of securities available for sale at December 31, 2014 and 2013 are as follows:

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$9,582,443	$44,803	$28,014	$9,599,232
Municipal bonds	275,303	2,641	2,470	275,474

	$9,857,746	$47,444	$30,484	$9,874,706

Securities held to maturity:
Municipal bonds	$500,000	$7,460	$—	$507,460
Corporate bonds	756,280	9,095	—	765,375

	$1,256,280	$16,555	$—	$1,272,835

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
US government agency securities	$1,001,000	$1,170	$—	$1,002,170
Residential mortgage-backed securities	9,977,056	26,370	174,381	9,829,045
Asset-backed securities (SLMA)	775,320	1,273	7	776,586
Municipal bonds	281,869	—	12,582	269,287

	$12,035,245	$28,813	$186,970	$11,877,088

The Bank had no private label residential mortgage-backed securities at December 31, 2014 or December 31, 2013, or during the years then ended. In addition, the Bank had no held to maturity securities at December 31, 2013.

At December 31, 2014 and 2013, the carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.8 million and $1.4 million, respectively.

The amortized cost and fair value of securities at December 31, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2014		At December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	319,751	321,553	1,747,113	1,749,556
After 5 years through 10 years	2,349,109	2,370,885	1,692,291	1,699,707
Over 10 years	8,445,166	8,455,103	8,595,841	8,427,825

	$11,114,026	$11,147,541	$12,035,245	$11,877,088

The Bank sold $4.1 million and $3.0 million in securities available for sale during the years ended December 31, 2014 and 2013, respectively. From those sale transactions, the Bank recognized net realized gains of $11,374 and $22,774 for the years ended December 31, 2014 and 2013, respectively.

The Bank also sold $2.3 million in CD investments in 2013 for net realized gains of $14,012.

Securities with gross unrealized losses at December 31, 2014 and December 31, 2013, aggregated by investment category and the length of time individual securities have been in a continual loss position, are as follows:

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$—	$—	$2,643,582	$28,014	$2,643,582	$28,014
Asset-backed securities (SLMA)	—	—	—	—	—	—
Municipal bonds	—	—	107,186	2,470	107,186	2,470

	$—	$—	$2,750,768	$30,484	$2,750,768	$30,484

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$8,674,466	$174,381	$—	$—	$8,674,466	$174,381
Asset-backed securities (SLMA)	29,200	7	—	—	29,200	7
Municipal bonds	269,287	12,582	—	—	269,287	12,582

	$8,972,953	$186,970	$—	$—	$8,972,953	$186,970

There were no unrealized losses for securities held to maturity. All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to the total fair value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. Because the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity, the Bank considers the unrealized losses to be temporary.

Note 3.	Loans

Loans at December 31, 2014 and 2013 are summarized as follows:

	At December 31, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total
Residential owner occupied - first lien	$35,065,264	38.8%	$37,954,506	45.2%
Residential owner occupied - junior lien	5,239,183	5.8%	5,703,159	6.8%
Residential non-owner occupied (investor)	9,065,983	10.0%	8,400,861	10.0%
Commercial owner occupied	11,226,313	12.4%	8,479,176	10.1%
Other commercial loans	29,550,727	32.6%	23,279,588	27.7%
Consumer loans	391,945	0.4%	207,757	0.2%

Total loans	90,539,415	100.0%	84,025,047	100.0%

Net deferred fees, costs and purchase premiums	167,098		149,451
Allowance for loan losses	(722,000)		(682,000)

Total loans, net	$89,984,513		$83,492,498

Our residential one- to four-family first lien mortgage loan portfolio is pledged as collateral for our advances with FHLB.

Note 4.	Credit Quality of Loans and Allowance for Loan Losses

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the twelve months ended December 31, 2014 and 2013.

	For the Twelve Months Ended December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	24,636	—	—	—	—	—	24,636
Provision	(40,463)	(1,653)	(24,287)	17,060	64,707	—	15,364

Ending Balance	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000

	For the Twelve Months Ended December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$310,865	$25,152	$235,381	$69,436	$218,166	$—	$859,000
Charge-offs	247,804	—	19,854	—	—	—	267,658
Recoveries	4,071	—	—	—	—	—	4,071
Provision	177,156	1,552	(145,193)	3,315	49,757	—	86,587

Ending Balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at December 31, 2014 and 2013.

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance collectively evaluated for impairment	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000

Loans:
Ending balance	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

Ending balance individually evaluated for impairment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070

Ending balance collectively evaluated for impairment	$34,595,654	$5,229,766	$8,949,940	$11,226,313	$29,550,727	$391,945	$89,944,345

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance collectively evaluated for impairment	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000

Loans:
Ending balance	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

Ending balance individually evaluated for impairment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038

Ending balance collectively evaluated for impairment	$37,773,320	$5,693,742	$8,275,655	$8,479,176	$22,546,359	$207,757	$82,976,009

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at December 31, 2014 and 2013:

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$34,595,654	$5,229,766	$8,452,784	$11,226,313	$29,184,051	$391,945	$89,080,513
Special Mention	—	—	—	—	—	—	—
Substandard	469,610	9,417	613,199	—	366,676	—	1,458,902
Doubtful	—	—	—	—	—	—	—

Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$37,773,320	$5,693,742	$7,789,131	$8,479,176	$22,546,359	$207,757	$82,489,485
Special Mention	—	—	—	—	—	—	—
Substandard	181,186	9,417	611,730	—	733,229	—	1,535,562
Doubtful	—	—	—	—	—	—	—

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at December 31, 2014 and 2013:

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$34,937,397	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,411,548

30-59 days past due	127,867	—	—	—	—	—	127,867
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	—	—	—	—	—	—	—

Total past due	127,867	—	—	—	—	—	127,867

Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

	At December 31, 2013
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$37,290,317	$5,693,742	$8,400,861	$8,479,176	$23,279,588	$207,757	$83,351,441

30-59 days past due	396,903	9,417	—	—	—	—	406,320
60-89 days past due	266,280	—	—	—	—	—	266,280
Greater than 90 days past due	1,006	—	—	—	—	—	1,006

Total past due	664,189	9,417	—	—	—	—	673,606

Total	$37,954,506	$5,703,159	$8,400,861	$8,479,176	$23,279,588	$207,757	$84,025,047

The following tables are a summary of impaired loans by portfolio segment at December 31, 2014 and 2013:

	At December 31, 2014
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	—	—	—	595,070

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded Investment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	—	—	—	595,070
Related Allowance	—	—	—	—	—	—	—

	At December 31, 2013
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded Investment	$181,186	$9,417	$125,206	$—	$733,229	$—	$1,049,038
Unpaid Principal Balance	181,186	9,417	125,206	—	733,229	—	1,049,038
Related Allowance	—	—	—	—	—	—	—

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the twelve months ended December 31, 2014 and 2013:

	For the Twelve Months Ended December 31, 2014
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$296,725	$9,417	$120,280	$—	$146,646	$—	$573,068
Interest income that would have been recognized	23,091	400	—	—	4,935	—	28,426
Interest income recognized (cash basis)	5,984	—	—	—	7,806	—	13,790
Interest income foregone	17,107	400	—	—	(2,871)	—	14,636

With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	—	—	—	—	—	—	—

Total impaired loans:
Average recorded investment	$296,725	$9,417	$120,280	$—	$146,646	$—	$573,068
Interest income that would have been recognized	23,091	400	—	—	4,935	—	28,426
Interest income recognized (cash basis)	5,984	—	—	—	7,806	—	13,790
Interest income foregone	17,107	400	—	—	(2,871)	—	14,636

	For the Twelve Months Ended December 31, 2013
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
With no related allowance recorded:
Average recorded investment	$315,845	$3,777	$102,241	$—	$146,646	$—	$568,509
Interest income that would have been recognized	22,273	456	—	—	2,871	—	25,600
Interest income recognized (cash basis)	5,936	343	—	—	—	—	6,279
Interest income foregone	16,337	113	—	—	2,871	—	19,321

With an allowance recorded:
Average recorded investment	$146,722	$—	$36,084	$—	$—	$—	$182,806
Interest income that would have been recognized	5,390	—	3,947	—	—	—	9,337
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone	5,390	—	3,947	—	—	—	9,337

Total impaired loans:
Average recorded investment	$462,567	$3,777	$138,325	$—	$146,646	$—	$751,315
Interest income that would have been recognized	27,663	456	3,947	—	2,871	—	34,937
Interest income recognized (cash basis)	5,936	343	—	—	—	—	6,279
Interest income foregone	21,727	113	3,947	—	2,871	—	28,658

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at December 31, 2014 and 2013:

	At December 31, 2014	At December 31, 2013
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	116,043	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	116,043	—

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	469,610	181,186
Residential owner occupied - junior lien	9,417	9,417
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	733,229
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	125,206
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	479,027	1,049,038

Total impaired loans	$595,070	$1,049,038

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

The Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

The following table is a summary of impaired loans that were modified pursuant to a TDR during the twelve months ended December 31, 2014 and 2013:

Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	During the Twelve Months Ended December 31, 2014

Residential non-owner occupied (investor)	—	$—	$—

	During the Twelve Months Ended December 31, 2013

Residential non-owner occupied (investor)	1	$127,675	$130,664

There were no defaults on any TDRs that were restructured in 2014 or 2013.

Note 5.	Premises and Equipment

A summary of premises and equipment at December 31, 2014 and 2013 is as follows:

		2014	2013
	Useful Lives
Land		$33,918	$33,918
Building and improvements	10 - 39 years	1,413,746	1,413,746
Furniture and equipment	3 - 10 years	694,089	689,725

		2,141,753	2,137,389
Accumulated depreciation		880,787	735,887

Net premises and equipment		$1,260,966	$1,401,502

In April 2010, the Bank entered into a five-year lease agreement for its Westminster branch. The lease included an option for an additional five-year lease term. The Bank exercised that option in February 2015. The Bank pays its own operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs. Rent expense for the years ended December 31, 2014 and 2013 totaled $53,204 and $50,550, respectively.

The total rental commitment under this lease is as follows:

Year ended December 31,
2015	$47,935
2016	52,781
2017	54,364
2018	55,995
2019	57,675
2020 and thereafter	39,211

$307,961

Note 6.	Foreclosed Assets

The following table is a summary of the activity in other real estate owned for the years ended December 31, 2014 and 2013:

	2014	2013
Beginning balance	$462,005	$788,619
Properties added during the year	—	391,500
Capitalized Costs	—	2,280
Write-downs	—	(25,000)
Properties disposed during the year	(406,409)	(655,061)
Loss on sale of disposed properties	(2,632)	(40,333)

Ending balance	$52,964	$462,005

Note 7.	Deposits

Deposits were comprised of the following at December 31, 2014 and 2013:

	At December 31, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total
Non-interest bearing checking	$9,744,047	10.1%	$4,866,188	5.3%
Interest-bearing checking	5,148,677	5.3%	5,306,684	5.8%
Savings	2,286,801	2.4%	2,144,938	2.3%
Premium savings	21,618,919	22.3%	22,440,482	24.4%
IRA savings	7,304,321	7.5%	8,423,727	9.2%
Money market	10,587,572	10.9%	10,880,101	11.9%
Certificates of deposit	40,214,550	41.5%	37,701,835	41.1%

Total deposits	$96,904,887	100.0%	$91,763,955	100.0%

Certificates of deposit scheduled maturities are as follows:

	At December 31, 2014	At December 31, 2013
Period to Maturity:
Less than or equal to one year	$18,314,343	$10,088,619
More than one to two years	6,043,772	9,778,501
More than two to three years	6,696,340	3,932,122
More than three to four years	7,280,817	6,438,083
More than four to five years	1,879,278	7,464,510

Total certificates of deposit	$40,214,550	$37,701,835

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 8.	Borrowings

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

Borrowing Amount		Rate	Maturity Date	December 31, 2014	December 31, 2013

$5,000,000	(1)	2.29%	8/12/2018	$5,000,000	$5,000,000
1,500,000		0.21%	3/31/2015	$1,500,000
1,500,000		0.29%	6/30/2015	$1,500,000
2,365,350		5.36%	1/2/2014	—	2,365,350

				$8,000,000	$7,365,350

Unused available line of credit				$3,280,000	$3,354,650

(1) callable quarterly by the FHLBA.

At December 31, 2014, the scheduled maturities of the FHLBA advances are as follows:

Years ending December 31,
2015	$3,000,000
2016	—
2017	—
2018	5,000,000
2019	—
Thereafter	—

$8,000,000

At December 31, 2014, the Company had availability of $10.5 million with various correspondent banks for short term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 2014 and 2013 under these facilities.

Note 9.	Income Taxes

Income tax expense consisted of the following components:

	For Years Ended December 31,
	2014	2013
Current expense:
Federal	$130,555	$—
State	31,886	—

	162,441	—
Deferred expense:
Federal	58,109	86,498
State	15,365	22,027

	73,474	108,525

Total income tax expense	$235,915	$108,525

A reconciliation of the statutory income tax rate of 34% to the income tax expense included in the statements of operations is as follows:

	For Years Ended December 31,
	2014		2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Expected tax at federal statutory rate	$212,962	34.00%	$112,307	34.00%
State income tax, net of federal income tax benefit	31,179	4.98%	14,538	4.40%
Tax-exempt income	(20,155)	-3.22%	(21,530)	-6.52%
Other	11,929	1.90%	3,210	0.97%

Total income tax expense	$235,915	37.66%	$108,525	32.85%

The components of the net deferred tax assets are as follows:

	At December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$284,829	$269,284
Net operating loss carryforward	—	99,593
Net unrealized losses on securities available for sale	—	63,263
Contribution carryforward	11,172	18,456
OREO write-down reserve	—	17,739
Other	22,451	5,188

Total deferred tax assets	318,452	473,523

Deferred tax liabilities:
Net deferred loan origination costs / fees	(64,658)	(59,705)
Depreciation on premises and equipment	(11,546)	(34,833)
Federal Home Loan Bank stock basis difference	(22,329)	(22,329)
Net unrealized gains on securities available for sale	(6,784)	—

Total deferred tax liabilities	(105,317)	(116,867)

Net deferred tax assets	$213,135	$356,656

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for years through December 31, 1987. If the amounts which qualified as deductions for income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to income tax at the then current corporate rate. Retained earnings at December 31, 2014 and 2013 include $655,000 of such bad debt deductions for which no provision for income tax has been provided.

In assessing whether the Company will be able to realize the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2014 and 2013.

As of December 31, 2014, the Company did not have any uncertain tax positions. Interest and penalties associated with tax liabilities would be classified as additional income taxes in the statement of operations. As of December 31, 2014, tax years ended

December 31, 2011 through December 31, 2014 remain open and are subject to Federal and State taxing authority examination.

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

Outstanding loan commitments and lines of credit at December 31, 2014 and 2013 are as follows:

	2014	2013
Commitments to extend credit:
Consumer loans	$450,000	$207,500
Commercial loans	4,806,250	3,583,000

	5,256,250	3,790,500

Commitments under available lines of credit:
Consumer loans	4,308,035	4,365,710
Commercial loans	1,883,298	2,845,258

	6,191,333	7,210,968

Total Commitments	$11,447,583	$11,001,468

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2014 or 2013 as a liability for credit loss related to these commitments.

Note 11.	Defined Contribution Benefit Plan

The Company has a 401(k) profit sharing plan in which a majority of employees participate. Employees of the Bank, who are 21 years of age or older, are eligible to participate in the plan (“Participants”). Participants may contribute up to 100% of their annual compensation to the plan on a pre-tax basis, subject to limits prescribed by federal tax law. Carroll Community Bank may make a discretionary 401(k) match (as approved by the Board of Directors) equal to a percentage of eligible compensation as to Participants who have completed at least one year of service and worked at least 1,000 hours during the plan year. Employer contributions vest 100% after three years of credited service and are 0% vested prior to such time. Participants are always 100% vested in their salary deferrals. Participants will also become 100% vested in the employer contributions allocated to their accounts upon attainment of normal retirement age or in the event of the Participant’s death or disability. Participants may invest their accounts in the investment options provided under the 401(k) plan. Participants may borrow up to 50% of their vested interest (subject to a minimum of $1,000 and a maximum during any 12-month period of $50,000). The loan must be repaid within five years. Participants may request a withdrawal from their accounts in the event they incur a financial hardship. A Participant will become eligible for distribution of his or her plan benefit upon termination of employment and a Participant that satisfies certain eligibility requirements may request distributions of certain portions of their account balance while employed. Participants may elect to receive payments of their benefits in a lump sum or, provided that their account balance equals or exceeds $1,000, that the amount in their accounts be rolled over into another qualified retirement plan. During the year ended December 31, 2014, the Bank matched 50% up to 3% of an employee’s eligible earnings for a total of $14,789. The Bank matched $14,496 during the year ended December 31, 2013.

Effective January 1, 2015 the 401(k) plan was amended to be a “safe harbor” plan in order to satisfy certain IRS non-discrimination testing requirements. Starting in 2015 the employer match will be calculated on the participants contribution based on 100% of the first 3% of a participants annual salary and 50% on the next 2% of a participants annual salary.

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends payable on stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest Prime rate, as published in The Wall Street Journal. The interest rate will adjust monthly and will be the Prime rate on the first business day of the calendar month. The interest rate on the loan is 3.25% as of December 31, 2014.

In March 2014, the ESOP purchased additional shares in conjunction with the Company’s rights offering. The ESOP purchased 7,498 Units, which consists of a share of common stock and a warrant to purchase a half share of common stock, with the proceeds from a loan from the Company. The loan will be repaid over the 17-year term of the loan from the Bank’s contribution to the ESOP and has the same interest rate parameters as the original loan.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and shares become outstanding for earnings per share computations. ESOP compensation expense for the year ended December 31, 2014 and 2013 was $25,055 and $15,968, respectively.

Shares held by the ESOP trust at December 31, 2014 and 2013 are as follows:

	At December 31, 2014	At December 31, 2013
Allocated shares	4,754	3,235
Unallocated shares	24,311	18,332

Total ESOP shares	29,065	21,567

Fair value of unallocated shares	$413,287	$311,644

Note 13.	Share-Based Compensation

In April 2012, our stockholders approved the Carroll Bancorp, Inc. 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement (“Plan”), which provides for awards of restricted stock and stock options to key officers and outside directors.

During 2013, the Company repurchased 10,783 shares in the open market for the 2011 Recognition and Retention Plan and Trust agreement at an average cost of $12.42 per share for a total of $134,000. In October 2013, the Compensation Committee granted all of the shares to key management and outside directors. No stock options had been granted as of December 31, 2014.

In March 2014, the Company purchased for the Plan additional shares in conjunction with the Company’s rights offering. The Plan purchased 3,749 Units, which consists of a share of common stock and a warrant to purchase a half share of common stock. As of December 31, 2014, those shares have not been granted.

The fair value of these restricted stock awards is based on the closing price of the Company’s stock on the grant date. Non-vested restricted stock awards may not be disposed of or transferred during the vesting period. The restricted stock vests at a rate of 20% over a five year period on the anniversary date of the grant.

The table below presents the restricted stock award activity for the periods shown:

	Service-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	10,783	16.30
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2013	10,783	16.30

Granted	1,214	16.50
Vested	(1,909)	16.30
Forfeited	(1,214)	16.30

Non-vested at December 31, 2014	8,874	$16.33

At December 31, 2014, the Company had $170,000 of unrecognized compensation cost related to the restricted stock awards. The cost of the restricted stock awards will be amortized in equal installments over a five-year vesting period. Restricted stock expense was $31,876 and $8,788 for the twelve months ended December 31, 2014 and 2013, respectively.

Note 14.	Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Unallocated ESOP and unearned Recognition and Retention Plan shares are excluded from this calculation.

	For the Twelve Months Ended December 31, 2014	For the Twelve Months Ended December 31, 2013
Net income	$390,445	$221,790

Basic weighted average common shares outstanding	419,921	333,050

Basic earnings per share	$0.93	$0.67

Diluted weighted average common shares outstanding	431,697	335,767

Diluted earnings per share	$0.90	$0.66

Note 15.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates. The activity for related party loans for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Balance, beginning of year	$496,865	$494,743
Additions	89,500	75,000
Payments	(123,533)	(72,878)
Change in status	—	—

Balance, end of year	$462,832	$496,865

Note 16.	Fair Value Measurements

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at December 31, 2014 and 2013:

	At December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. government agency	$—	$—	$—	$—
Residential mortgage-backed securities	9,599,232	—	9,599,232	—
Asset-backed securities (SLMA)	—	—	—	—
Municipal bonds	275,474	—	275,474	—

Total securities available for sale	$9,874,706	$—	$9,874,706	$—

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. government agency	$1,002,170	$—	$1,002,170	$—
Residential mortgage-backed securities	9,829,045	—	9,829,045	—
Asset-backed securities (SLMA)	776,586	—	776,586	—
Municipal bonds	269,287	—	269,287	—

Total securities available for sale	$11,877,088	$—	$11,877,088	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

	At December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$469,610	$—	$—	$469,610
Residential owner occupied - junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	116,043	—	—	116,043
Other commercial loans	—	—	—	—

Total impaired loans	$595,070	$—	$—	$595,070

Foreclosed real estate	$52,964	$—	$—	$52,964

	At December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$181,186	$—	$—	$181,186
Residential owner occupied - junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	125,206	—	—	125,206
Other commercial loans	733,229	—	—	733,229

Total impaired loans	$1,049,038	$—	$—	$1,049,038

Foreclosed real estate	$462,005	$—	$—	$462,005

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2013	$677,648	$788,619
Total realized and unrealized losses included in net income	(264,659)	(65,333)
Settlements	(38,859)	(652,781)
Transfers in and/or out of Level 3	674,908	391,500

Balance, December 31, 2013	$1,049,038	$462,005
Total realized and unrealized losses included in net income	—	(2,632)
Settlements	(749,397)	(406,409)
Transfers in and/or out of Level 3	295,429	—

Balance, December 31, 2014	$595,070	$52,964

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

The estimated fair values of the Company’s financial instruments were as follows:

	At December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$3,102,936	$3,102,936	$—	$3,102,936	$—
Securities available for sale	9,874,706	9,874,706	—	9,874,706	—
Securities held for sale	1,256,280	1,272,835	—	1,272,835	—
Loans, net of allowance for loan losses	89,984,513	91,718,000	—	—	91,718,000
Foreclosed assets	52,964	52,964	—	—	52,964
Bank-owned life insurance	2,051,646	2,051,646	—	2,051,646	—
Other equity securities	605,596	605,596	—	—	605,596

Financial instruments - liabilities:
Deposits	$96,904,887	$96,864,887	$—	$96,864,887	$—
Federal Home Loan Bank advances	8,000,000	8,179,000	—	8,179,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$1,856,469	$1,856,469	$—	$1,856,469	$—
Securities available for sale	11,877,088	11,877,088	—	11,877,088	—
Loans, net of allowance for loan losses	83,492,498	85,164,000	—	—	85,164,000
Foreclosed assets	462,005	462,005	—	—	462,005
Bank-owned life insurance	1,992,367	1,992,367	—	1,992,367	—
Other equity securities	496,696	496,696	—	—	496,696

Financial instruments - liabilities:
Deposits	$91,763,955	$91,674,000	$—	$91,674,000	$—
Federal Home Loan Bank advances	7,365,350	7,610,000	—	7,610,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 17.	Regulatory Matters and Capital Requirements

Federal and state banking regulations place certain restrictions on dividends paid to the Company by the Bank, and loans or advances made by the Bank to the Company. For a Maryland chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of capital stock. If, however, the surplus of a Maryland bank is less than 100% of its capital stock, then, until the surplus is 100 percent of the capital stock, Carroll Community Bank must transfer to its surplus annually at least ten percent of its net earnings and may not declare or pay any cash dividends that exceed 90 percent of its net earnings. Loans and advances are limited to 10% of the Bank’s capital and surplus on a secured basis. In addition, the payment of dividends by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below minimum capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of December 31, 2014, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the table below:

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$11,049,639	14.8%	$5,963,977	8.0%	$7,454,971	10.0%
Tier 1 capital (to risk-weighted assets)	10,327,639	13.8%	2,981,988	4.0%	4,472,982	6.0%
Tier 1 capital (to average assets)	10,327,639	9.2%	4,515,721	4.0%	5,644,651	5.0%
Tangible capital (to tangible assets)	10,337,815	8.9%	1,738,590	1.5%	N/A	N/A

	At December 31, 2013
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$8,716,319	12.9%	$5,415,783	8.0%	$6,769,729	10.0%
Tier 1 capital (to risk-weighted assets)	8,034,319	11.9%	2,707,892	4.0%	4,061,837	6.0%
Tier 1 capital (to average assets)	8,034,319	7.4%	4,319,973	4.0%	5,399,967	5.0%
Tangible capital (to tangible assets)	8,109,425	7.5%	1,615,691	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	At December 31,
	2014	2013
Consolidated GAAP equity	$10,750,497	$8,415,698
Consolidated equity in excess of Bank equity	(412,682)	(306,273)

Bank GAAP equity - Tangible capital	10,337,815	8,109,425
Less:
Accumulated other comprehensive (income) loss, net of tax	10,176	(94,894)
Disallowed deferred tax assets	—	170,000

Tier 1 capital	10,327,639	8,034,319
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	722,000	682,000

Total risk-based capital	$11,049,639	$8,716,319

Note 18	Other Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For the financial statements presented, non-equity changes are comprised of the unrealized gains or losses on available-for-sale securities. Unrealized gain or losses do not have an impact on the Company’s net income. The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

	Before Income Tax	Income Tax Effect	Net of Income Tax
Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale	$186,492	$74,598	$111,894
Less: Reclassification adjustment for gains included in net income	11,374	4,550	6,824

Other comprehensive income	$175,118	$70,048	$105,070

Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale	$(250,186)	$(100,075)	$(150,111)
Less: Reclassification adjustment for gains included in net income	22,774	9,110	13,664

Other comprehensive loss	$(272,960)	$(109,185)	$(163,775)

The following table presents the changes in accumulated comprehensive income (loss), net of tax, for the years ended December 31, 2014 and 2013:

Securities Available For Sale
Balance at January 1, 2013	$68,881
Other comprehensive loss before reclassifications	(150,111)
Amounts reclassified from accumulated other comprehensive income	13,664

Net other comprehensive loss	(163,775)

Balance at December 31, 2013	(94,894)

Other comprehensive income before reclassifications	111,894
Amounts reclassified from accumulated other comprehensive income	6,824

Net other comprehensive income	105,070

Balance at December 31, 2014	$10,176

The following table presents the amount reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Realized gain on the sale of investment securities	$11,374	$22,774	Gain on sale of securities
Income tax effect	4,550	9,110	Income tax expense

Total reclassifications	$6,824	$13,664	Net income

Note 19.	Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Carroll Bancorp, Inc. at and for the twelve months ended December 31, 2014 and 2013:

Condensed Balance Sheets

	December 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$2,993,230	$124,923
Loan (ESOP)	285,447	183,319
Other assets	—	519
Investment in bank subsidiary	10,337,815	8,109,425

Total Assets	$13,616,492	$8,418,186

Liabilities:
Offering escrow	$2,859,974	$—
Other liabilities	6,021	2,488

Total Liabilities	2,865,995	2,488

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 488,409 at December 31, 2014 and 359,456 at December 31, 2013	4,884	3,595
Additional paid-in capital	4,873,447	2,897,054
Unallocated ESOP shares	(285,447)	(183,319)
Unearned RSP shares	(170,217)	(133,947)
Retained earnings	6,317,654	5,927,209
Accumulated other comprehensive (loss) income	10,176	(94,894)

Total stockholders’ equity	10,750,497	8,415,698

Total liabilities and stockholders’ equity	$13,616,492	$8,418,186

Condensed Statements of Operations

	For the Year Ending December 31, 2014	For the Year Ending December 31, 2013
Loan (ESOP)	$8,958	$6,307
Dividends from bank subsidiary	—	—

Total income	8,958	6,307
Non-interest expense	—	—

Income before income tax expense	8,958	6,307
Income tax expense	3,534	5,727

Net income before equity in net income of bank subsidiary	5,424	580
Equity in net income of bank subsidiary	385,021	221,210

Net income	$390,445	$221,790

Condensed Statements of Cash Flows

	For the Year Ending December 31, 2014	For the Year Ending December 31, 2013
Cash flows from operating activities:
Net income	$390,445	$221,790
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(385,021)	(221,210)
Increase in other assets	519	(519)
Increase in other liabilities	3,533	2,488

Net cash provided by operating activities	9,476	2,549

Cash flows from investing activities:
Private placement offering collections	2,859,974	—
ESOP loan principal collections	17,841	10,785
Investment in bank subsidiary	(1,800,000)	—

Net cash provided by investing activities	1,077,815	10,785

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	1,897,433	—
Proceeds from warrant exercise	63,536
Loan to purchase common stock for the ESOP	(119,969)
Purchase of common stock for RSP	(59,984)	(133,947)

Net cash provided by (used in) financing activities	1,781,016	(133,947)

Net increase (decrease) in cash and cash equivalents	2,868,307	(120,613)
Cash and cash equivalents, beginning balance	124,923	245,536

Cash and cash equivalents, ending balance	$2,993,230	$124,923

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in Carroll Bancorp, Inc.’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Under the supervision and with the participation of the Carroll Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

The remaining information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Proposal I—Election of Directors” and “Beneficial Ownership Of Common Stock By Certain Beneficial Owners And Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3.1*	Amended & Restated Articles of Incorporation of Carroll Bancorp, Inc.

3.2*	Bylaws of Carroll Bancorp, Inc.

4^	Form of common stock certificate of Carroll Bancorp, Inc.

10.1*	Carroll Community Bank Employee Stock Ownership Plan

10.1.1	Second Amendment to Carroll Community Bank Employee Stock Ownership Plan

10.2^ +	Employment Agreement between Carroll Bancorp, Inc., Carroll Community Bank and Russell J. Grimes dated October 12, 2011

10.3* +	Form of Change in Control Agreement with Michael J. Gallina, Donna M. Frederick and George Peck

10.5*	Records Processing Services Agreement between Carroll Community Bank and Stifel, Nicolaus & Company, Incorporated

10.6*	Shopping Center Lease by and between Washington Real Estate Investment Trust and Carroll Community Bank

10.7+	Carroll Bancorp, Inc. 2011 Stock Option Plan (Incorporated by reference from Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on March 9, 2012, file no. 000-54422)

10.8+	Carroll Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement (Incorporated by reference from Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on March 9, 2012, file no. 000-54422)

10.9# +	Form of Non-Qualified Stock Option Grant Agreement under the Carroll Bancorp, Inc. 2011 Stock Option Plan

10.10# +	Form of Incentive Option Grant Agreement under the Carroll Bancorp, Inc. 2011 Stock Option Plan

10.11+	Form of Restricted Stock Award Grant Agreement under the Carroll Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement (filed herewith)

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Management compensatory plan, contract or arrangement
*	Incorporated by reference from Carroll Bancorp, Inc.’s Registration Statement on Form S-1, as amended, File No. 333-172770, originally filed with the U.S. Securities and Exchange Commission on March 11, 2011.
^	Incorporated by reference from Carroll Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 000-54422, filed with the U.S. Securities and Exchange Commission on March 9, 2012.
#	Incorporated by reference from Carroll Bancorp, Inc.’s Registration Statement on Form S-8, File No. 333-186267, filed with the U.S. Securities and Exchange Commission on January 29, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL BANCORP, INC.

By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Russell J. Grimes	President, Chief Executive Officer and Director
Russell J. Grimes	(Principal Executive Officer)	March 10, 2015

/s/ Michael J. Gallina	Chief Financial Officer and Treasurer
Michael J. Gallina	(Principal Financial and Accounting Officer)	March 10, 2015

/s/ C. Todd Brown	Chairman of the Board	March 10, 2015
C. Todd Brown

/s/ R. Wayne Barnes	Director	March 10, 2015
R. Wayne Barnes

/s/ Thomas L. Burke	Director	March 10, 2015
Thomas L. Burke

/s/ Gilbert L. Fleming	Director	March 10, 2015
Gilbert L. Fleming

/s/ Brian L. Haight	Vice-Chairman	March 10, 2015
Brian L. Haight

/s/ Nancy L. Parker	Director	March 10, 2015
Nancy L. Parker

/s/ Barry J. Renbaum	Director	March 10, 2015
Barry J. Renbaum

/s/ Robin L. Weisse	Director	March 10, 2015
Robin L. Weisse

/s/ Mark S. Zinnamosca	Director	March 10, 2015
Mark S. Zinnamosca