Form 10-Q
period 2015-03-31
Carroll Bancorp, Inc.
filed 2015-05-11
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 959,155 shares of common stock outstanding at May 8, 2015.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,341,968	$1,181,951
Interest-bearing deposits with depository institutions	4,875,305	5,727,440

Cash and cash equivalents	6,217,273	6,909,391
Certificates of deposit with depository institutions	3,102,112	3,102,936
Securities available for sale, at fair value	6,786,628	9,874,706
Securities held to maturity (fair value March 31, 2015 $1,282,115 and December 31, 2014 $1,272,835)	1,256,195	1,256,280
Loans, net of allowance for loan losses - March 31, 2015 $761,000 and December 31, 2014 $722,000	97,905,539	89,984,513
Accrued interest receivable	295,079	295,916
Other equity securities, at cost	656,796	605,596
Bank-owned life insurance	2,065,535	2,051,646
Premises and equipment, net	1,229,945	1,260,966
Foreclosed assets	52,964	52,964
Other assets	668,304	511,079

Total assets	$120,236,370	$115,905,993

Liabilities:
Deposits
Noninterest-bearing	$7,145,818	$9,744,047
Interest-bearing	87,531,711	87,160,840

Total deposits	94,677,529	96,904,887
Federal Home Loan Bank Advances	9,500,000	8,000,000
Other liabilities	256,830	250,609

Total liabilities	104,434,359	105,155,496

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 799,257 shares at March 31, 2015 and 488,409 shares at December 31, 2014	7,992	4,884
Additional paid-in capital	12,544,684	4,873,447
Unallocated ESOP shares	(285,447)	(285,447)
Unearned RSP shares	(167,224)	(170,217)
Retained earnings	3,671,587	6,317,654
Accumulated other comprehensive income	30,419	10,176

Total stockholders’ equity	15,802,011	10,750,497

Total liabilities and stockholders’ equity	$120,236,370	$115,905,993

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$1,110,820	$1,011,199
Securities available for sale	36,145	55,079
Securities held to maturity	13,228	—
Certificates of deposit	10,525	4,241
Interest-earning deposits	9,665	6,188

Total interest income	1,180,383	1,076,707

Interest expense:
Deposits	125,763	136,868
Borrowings	30,516	29,332

Total interest expense	156,279	166,200

Net interest income	1,024,104	910,507
Provision for (recovery of) loan losses	28,658	(1,613)

Net interest income after provision for loan losses	995,446	912,120

Non-interest income:
(Loss) gain on sale of securities	(100)	11,262
Gain on loans held for sale	2,187	—
Loss on sale of OREO	—	(14,105)
Increase in cash surrender value - life insurance	13,890	14,819
Customer service fees	17,360	21,316
Loan fee income	6,392	8,890
Other income	4,396	5,603

Total non-interest income	44,125	47,785

Non-interest expense:
Salaries and employee benefits	547,846	446,831
Premises and equipment	85,590	81,830
Data processing	105,267	106,963
Professional fees	65,383	72,084
FDIC insurance	17,505	21,518
Directors’ fees	53,800	39,725
Corporate insurance	10,068	10,034
Printing and office supplies	9,172	5,498
Other operating expenses	61,828	79,518

Total non-interest expenses	956,459	864,001

Income before income tax expense	83,112	95,904
Income tax expense	27,697	22,719

Net income	$55,415	$73,185

Basic earnings per share	$0.10	$0.18

Diluted earnings per share	$0.10	$0.17

Basic weighted average shares outstanding	541,794	405,509

Diluted weighted average shares outstanding	556,722	418,601

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net income	$55,415	$73,185

Other comprehensive income, before income tax:
Securities available for sale:
Net unrealized holding gains arising during the period	33,638	58,042
Less reclassification adjustment for (loss) gain on the sale of securities available for sale included in net income	(100)	11,262

Other comprehensive income, before income tax	33,738	46,780
Income tax effect	13,495	18,713

Other comprehensive income, net of tax	20,243	28,067

Total comprehensive income	$75,658	$101,252

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2015 and 2014

(unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Unallocated RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at January 1, 2015	$4,884	$4,873,447	$(285,447)	$(170,217)	$6,317,654	$10,176	$10,750,497
Net income					55,415		55,415
Other comprehensive income						20,243	20,243
RSP compensation		10,027					10,027
Private placement offering:
Issuance of 310,848 shares of common stock net of offering costs	3,108	4,962,721					4,965,829
Restricted stock vesting		(2,993)		2,993			—
Stock dividend declared		2,701,482			(2,701,482)		—

Balances at March 31, 2015	$7,992	$12,544,684	$(285,447)	$(167,224)	$3,671,587	$30,419	$15,802,011

Balances at January 1, 2014	$3,595	$2,897,054	$(183,319)	$(133,947)	$5,927,209	$(94,894)	$8,415,698
Net income					73,185		73,185
Other comprehensive income						28,067	28,067
RSP compensation		8,788					8,788
Rights offering:
Issuance of 124,982 shares of common stock net of offering costs	1,249	1,903,463					1,904,712
ESOP purchase of 7,498 shares			(119,968)				(119,968)
RSP purchase of 3,749 shares				(59,984)			(59,984)

Balances at March 31, 2014	$4,844	$4,809,305	$(303,287)	$(193,931)	$6,000,394	$(66,827)	$10,250,498

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$55,415	$73,185
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of securities available for sale	100	(11,262)
Gain on sale of loans held for sale	(2,187)	—
Origination of loans held for sale	(175,000)	(76,000)
Proceeds from sale of loans held for sale	177,187	—
Amortization and accretion of securities	31,558	31,982
Amortization of deferred loan costs, net of origination fees	7,126	15,856
Provision for (recovery of) loan losses	28,658	(1,613)
Loan loss recoveries	10,342	1,613
Loss on sale of real estate acquired through foreclosure	—	14,105
Depreciation of premises and equipment	39,190	39,201
Increase in cash surrender value of bank-owned life insurance	(13,890)	(14,819)
ESOP compensation expense	6,200	4,500
RSP compensation expense	10,027	8,788
(Increase) decrease in deferred tax assets	(20,134)	22,719
Decrease in accrued interest receivable	837	28,826
(Increase) decrease in other assets	(150,584)	251,594
Increase in other liabilities	20	76,604

Net cash provided by operating activities	4,865	465,279

Cash flows from investing activities:
Purchase of securities available for sale	—	(1,611,136)
Proceeds from sales and redemption of securities available for sale	2,689,379	3,127,323
Principal collected on securities available for sale	401,687	385,362
Increase in loans	(7,967,152)	(81,690)
Purchase of premises and equipment	(8,168)	(8,069)
Redemption of other equity securities	—	26,100
Purchase of other equity securities	(51,200)	(45,000)
Proceeds from the sale of real estate acquired through foreclosure	—	151,001

Net cash used by investing activities	(4,935,454)	1,943,891

Cash flows from financing activities:
(Decrease) increase in deposits	(2,227,358)	2,227,197
Proceeds from FHLB advances	3,000,000	1,000,000
Repayment of FHLB advances	(1,500,000)	(2,365,350)
Proceeds from private placement offering	4,965,829	1,904,712
Loan to purchase common stock for the ESOP	—	(119,968)
Purchase common stock for RSP	—	(59,984)

Net cash provided by financing activities	4,238,471	2,586,607

Net (decrease) increase in cash and cash equivalents	(692,118)	4,995,777
Cash and cash equivalents, beginning balance	6,909,391	5,029,314

Cash and cash equivalents, ending balance	$6,217,273	$10,025,091

Supplemental disclosure of cash flow information:
Interest paid	$157,501	$166,629
Income tax paid	$44,000	$—

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

The Bank (formerly Sykesville Federal Savings Association) is headquartered in Sykesville, Maryland. The Bank is a community-oriented financial institution providing financial services to individuals, families and businesses through two banking offices located in Sykesville and Westminster, Maryland. The Bank is subject to the regulation, examination and supervision by the State of Maryland Department of Licensing and Regulation and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. Its primary deposits are certificate of deposit, savings and demand accounts and its primary lending products are commercial and residential real estate loans.

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

Accounting Standards Adopted in 2015

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings By Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This amendment clarifies the circumstances under which an in substance repossession or foreclosure is deemed to occur determining when all or a portion of the loan should be derecognized and the real estate property received should be recognized. As such, the adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA and VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measure based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. As such, the adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Pending Adoption

In May 2014, the FASB and the international Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would : (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets: (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.	Securities

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2015 and December 31, 2014 are as follows:

	At March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$6,489,567	$50,632	$671	$6,539,528
Municipal bonds	246,363	2,486	1,749	247,100

	$6,735,930	$53,118	$2,420	$6,786,628

Securities held to maturity:
Municipal bonds	$500,000	$8,478	$—	$508,478
Corporate bonds	756,195	17,442	—	773,637

	$1,256,195	$25,920	$—	$1,282,115

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$9,582,443	$44,803	$28,014	$9,599,232
Municipal bonds	275,303	2,641	2,470	275,474

	$9,857,746	$47,444	$30,484	$9,874,706

Securities held to maturity:
Municipal bonds	$500,000	$7,460	$—	$507,460
Corporate bonds	756,280	9,095	—	765,375

	$1,256,280	$16,555	$—	$1,272,835

The Bank had no private label residential mortgage-backed securities at March 31, 2015 and December 31, 2014 or during the three months or year then ended, respectively.

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2015
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	272,907	274,783	—	—
After 5 years through 10 years	1,510,562	1,519,926	756,195	773,638
Over 10 years	4,952,461	4,991,919	500,000	508,477

	$6,735,930	$6,786,628	$1,256,195	$1,282,115

	At December 31, 2014
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	319,751	321,553	—	—
After 5 years through 10 years	1,592,829	1,605,510	756,280	765,375
Over 10 years	7,945,166	7,947,643	500,000	507,460

	$9,857,746	$9,874,706	$1,256,280	$1,272,835

The Bank sold or had called $2.7 million and $3.1 million, respectively, in securities available for sale during the three months ended March 31, 2015 and 2014. From those sale transactions, the Bank realized (loss) gain of $(100) and $11,262, respectively, for the same periods.

Securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Residential mortgage-backed securities	$810,267	$671	$—	$—	$810,267	$671
Municipal bonds	—	—	80,084	1,749	80,084	1,749

	$810,267	$671	$80,084	$1,749	$890,351	$2,420

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Residential mortgage-backed securities	$—	$—	$2,643,582	$28,014	$2,643,582	$28,014
Municipal bonds	—	—	107,186	2,470	107,186	2,470

	$—	$—	$2,750,768	$30,484	$2,750,768	$30,484

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.9 million and $1.4 million at March 31, 2015 and December 31, 2014, respectively.

Note 3.	Loans

Loans at March 31, 2015 and December 31, 2014 are summarized as follows:

	At March 31, 2015		At December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total

Residential owner occupied - first lien	$34,112,772	34.6%	$35,065,264	38.8%
Residential owner occupied - junior lien	5,191,038	5.3%	5,239,183	5.8%
Residential non-owner occupied (investor)	8,979,359	9.1%	9,065,983	10.0%
Commercial owner occupied	12,477,543	12.7%	11,226,313	12.4%
Other commercial loans	37,352,006	37.9%	29,550,727	32.6%
Consumer loans	433,873	0.4%	391,945	0.4%

Total loans	98,546,591	100.0%	90,539,415	100.0%

Net deferred fees, costs and purchase premiums	119,948		167,098
Allowance for loan losses	(761,000)		(722,000)

Total loans, net	$97,905,539		$89,984,513

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	10,342	—	—	—	—	—	10,342
Provision	(43,218)	(2,885)	(282)	10,009	65,034	—	28,658

Ending Balance	$195,585	$22,166	$45,765	$99,820	$397,664	$—	$761,000

	For the Three Months Ended March 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	1,613	—	—	—	—	—	1,613
Provision	(3,879)	587	(201)	5,988	(4,108)	—	(1,613)

Ending Balance	$242,022	$27,291	$70,133	$78,739	$263,815	$—	$682,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$195,585	$22,166	$45,765	$99,820	$397,664	$—	$761,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$195,585	$22,166	$45,765	$99,820	$397,664	$—	$761,000

Loans:
Ending balance	$34,112,772	$5,191,038	$8,979,359	$12,477,543	$37,352,006	$433,873	$98,546,591

Ending balance: individually evaluated for impairment	$146,410	$—	$113,909	$—	$—	$—	$260,319

Ending balance: collectively evaluated for impairment	$33,966,362	$5,191,038	$8,865,450	$12,477,543	$37,352,006	$433,873	$98,286,272

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000

Loans:
Ending balance	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

Ending balance: individually evaluated for impairment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070

Ending balance: collectively evaluated for impairment	$34,595,654	$5,229,766	$8,949,940	$11,226,313	$29,550,727	$391,945	$89,944,345

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$33,966,362	$5,191,038	$8,370,192	$12,477,543	$36,987,512	$433,873	$97,426,520
Special Mention	—	—	—	—	—	—	—
Substandard	146,410	—	609,167	—	364,494	—	1,120,071
Doubtful	—	—	—	—	—	—	—

Total	$34,112,772	$5,191,038	$8,979,359	$12,477,543	$37,352,006	$433,873	$98,546,591

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$34,595,654	$5,229,766	$8,452,784	$11,226,313	$29,184,051	$391,945	$89,080,513
Special Mention	—	—	—	—	—	—	—
Substandard	469,610	9,417	613,199	—	366,676	—	1,458,902
Doubtful	—	—	—	—	—	—	—

Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$33,775,108	$5,191,038	$8,979,359	$12,477,543	$37,352,006	$433,873	$98,208,927

30-59 days past due	191,254	—	—	—	—	—	191,254
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	146,410	—	—	—	—	—	146,410

Total past due	337,664	—	—	—	—	—	337,664

Total	$34,112,772	$5,191,038	$8,979,359	$12,477,543	$37,352,006	$433,873	$98,546,591

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$34,467,787	$5,229,766	$9,065,983	$11,226,313	$29,550,727	$391,945	$89,932,521

30-59 days past due	127,867	—	—	—	—	—	127,867
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	469,610	9,417	—	—	—	—	479,027

Total past due	597,477	9,417	—	—	—	—	606,894

Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

The following tables are a summary of impaired loans by portfolio segment at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$146,410	$—	$113,909	$—	$—	$—	$260,319
Unpaid Principal Balance	146,410	—	113,909	—	—	—	260,319

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded Investment	$146,410	$—	$113,909	$—	$—	$—	$260,319
Unpaid Principal Balance	146,410	—	113,909	—	—	—	260,319
Related Allowance	—	—	—	—	—	—	—

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	—	—	—	595,070

With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—

Total impaired loans:
Recorded Investment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	—	—	—	595,070
Related Allowance	—	—	—	—	—	—	—

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$308,010	$4,709	$114,976	$—	$—	$—	$427,695
Interest income that would have been recognized	5,612	98	—	—	—	—	5,710
Interest income recognized (cash basis)	18,898	611	—	—	—	—	19,509
Interest income foregone (recovered)	(13,286)	(513)	—	—	—	—	(13,799)

With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	—	—	—	—	—

Total impaired loans:
Average recorded investment	$308,010	$4,709	$114,976	$—	$—	$—	$427,695
Interest income that would have been recognized	5,612	98	—	—	—	—	5,710
Interest income recognized (cash basis)	18,898	611	—	—	—	—	19,509
Interest income foregone (recovered)	(13,286)	(513)	—	—	—	—	(13,799)

	For the Three Months Ended March 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$180,821	$9,417	$123,828	$—	$366,615	$—	$680,681
Interest income that would have been recognized	1,771	98	—	—	4,934	—	6,803
Interest income recognized (cash basis)	—	—	—	—	7,805	—	7,805
Interest income foregone (recovered)	1,771	98	—	—	(2,871)	—	(1,002)

With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	—	—	—	—	—

Total impaired loans:
Average recorded investment	$180,821	$9,417	$123,828	$—	$366,615	$—	$680,681
Interest income that would have been recognized	1,771	98	—	—	4,934	—	6,803
Interest income recognized (cash basis)	—	—	—	—	7,805	—	7,805
Interest income foregone (recovered)	1,771	98	—	—	(2,871)	—	(1,002)

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at March 31, 2015 and December 31, 2014:

	At March 31,	At December 31,
	2015	2014
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$—	$—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	113,909	116,043
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	113,909	116,043

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	146,410	469,610
Residential owner occupied - junior lien	—	9,417
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied - first lien	—	—
Residential owner occupied - junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	146,410	479,027

Total impaired loans	$260,319	$595,070

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

There were no TDRs modified during the three months ended March 31, 2015 and 2014. In addition, the Company has no commitments to loan additional funds to borrowers whose loans have been restructured.

Note 5.	Deposits

Deposits were comprised of the following at March 31, 2015 and December 31, 2014:

	At March 31, 2015		At December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$7,145,818	7.5%	$9,744,047	10.1%
Interest-bearing checking	5,660,322	6.0%	5,148,677	5.3%
Savings	2,690,376	2.9%	2,286,801	2.4%
Premium savings	22,015,854	23.3%	21,618,919	22.3%
IRA savings	7,116,437	7.5%	7,304,321	7.5%
Money market	11,204,610	11.8%	10,587,572	10.9%
Certificates of deposit	38,844,112	41.0%	40,214,550	41.5%

Total deposits	$94,677,529	100.0%	$96,904,887	100.0%

Certificates of deposit scheduled maturities are as follows:

	At March 31, 2015	At December 31, 2014
Period to Maturity:
Less than or equal to one year	$16,574,452	$18,314,343
More than one to two years	7,580,178	6,043,772
More than two to three years	6,234,186	6,696,340
More than three to four years	7,326,521	7,280,817
More than four to five years	1,128,775	1,879,278

Total certificates of deposit	$38,844,112	$40,214,550

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 6.	Fair Value Measurements

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$6,539,528	$—	$6,539,528	$—
Municipal bonds	247,100	—	247,100	—

Total securities available for sale	$6,786,628	$—	$6,786,628	$—

	At December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$9,599,232	$—	$9,599,232	$—
Municipal bonds	275,474	—	275,474	—

Total securities available for sale	$9,874,706	$—	$9,874,706	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$146,410	$—	$—	$146,410
Residential owner occupied - junior lien	—	—	—	—
Residential non-owner occupied (investor)	113,909	—	—	113,909

Total nonperforming impaired loans	$260,319	$—	$—	$260,319

Foreclosed real estate	$52,964	$—	$—	$52,964

	At December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied - first lien	$469,610	$—	$—	$469,610
Residential owner occupied - junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	116,043	—	—	116,043

Total nonperforming impaired loans	$595,070	$—	$—	$595,070

Foreclosed real estate	$52,964	$—	$—	$52,964

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2014	$1,049,038	$462,005
Total realized and unrealized gains (losses):
Included in net income	—	(2,632)
Settlements	(749,397)	(406,409)
Transfers in and/or out of Level 3	295,429	—

Balance, December 31, 2014	$595,070	$52,964
Total realized and unrealized gains (losses):
Included in net income	—	—
Settlements	(193,081)	—
Transfers in and/or out of Level 3	(141,670)	—

Balance, March 31, 2015	$260,319	$52,964

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

Deposits (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities.

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

Off-Balance Sheet Financial Instruments (Disclosures at Cost). Fair values for off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

The estimated fair values of the Company’s financial instruments were as follows:

	At March 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$3,102,112	$3,102,112	$—	$3,102,112	$—
Securities available for sale	6,786,628	6,786,628	—	6,786,628	—
Securities held to maturity	1,256,195	1,282,115	—	1,282,115	—
Loans, net of allowance for loan losses	97,905,539	99,737,000	—	—	99,737,000
Foreclosed assets	52,964	52,964	—	—	52,964
Bank-owned life insurance	2,065,535	2,065,535	—	2,065,535	—
Other equity securities	656,796	656,796	—	—	656,796

Financial instruments - liabilities:
Deposits	$94,677,529	$94,754,000	$—	$94,754,000	$—
Federal Home Loan Bank advances	9,500,000	9,693,000	—	9,693,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$3,102,936	$3,102,936	$—	$3,102,936	$—
Securities available for sale	9,874,706	9,874,706	—	9,874,706	—
Securities held for sale	1,256,280	1,272,835	—	1,272,835	—
Loans, net of allowance for loan losses	89,984,513	91,718,000	—	—	91,718,000
Foreclosed assets	52,964	52,964	—	—	52,964
Bank-owned life insurance	2,051,646	2,051,646	—	2,051,646	—
Other equity securities	605,596	605,596	—	—	605,596

Financial instruments - liabilities:
Deposits	$96,904,887	$96,864,887	$—	$96,864,887	$—
Federal Home Loan Bank advances	8,000,000	8,179,000	—	8,179,000	—

Financial instruments - off-balance sheet	$—	$—	$—	$—	$—

Note 7.	Capital Requirements and Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier I and common equity tier 1 capital to risk weighted assets, tier 1 leverage to average assets and tangible capital to tangible assets. Management believes, as of March 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios at March 31, 2015 and December 31, 2014 are presented in the table below:

	At March 31, 2015
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,152,696	19.6%	$6,605,206	8.0%	$8,256,508	10.0%
Tier 1 capital to risk-weighted assets	15,391,696	18.6%	4,953,905	6.0%	6,605,206	8.0%
Common equity tier 1 capital to risk-weighted assets	15,391,696	18.6%	3,715,428	4.5%	5,366,730	6.5%
Tier 1 leverage to average assets	15,391,696	13.0%	4,735,037	4.0%	5,918,796	5.0%
Tangible capital to tangible assets	15,422,115	12.8%	N/A	N/A	N/A	N/A

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$11,049,639	14.8%	$5,968,618	8.0%	$7,460,773	10.0%
Tier 1 capital to risk-weighted assets	10,327,639	13.8%	2,984,309	4.0%	4,476,464	6.0%
Common equity tier 1 capital to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	10,327,639	9.2%	4,515,721	4.0%	5,644,651	5.0%
Tangible capital to tangible assets	10,337,815	8.9%	1,738,590	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using GAAP and the Bank’s regulatory capital amounts:

	At March 31, 2015	At December 31, 2014
Consolidated GAAP equity	$15,802,011	$10,750,497
Consolidated equity in excess of Bank equity	(379,896)	(412,682)

Bank GAAP equity - Tangible capital	15,422,115	10,337,815
Less:
Accumulated other comprehensive income, net of tax	30,419	10,176
Disallowed deferred tax assets	—	—

Common equity tier 1 capital	15,391,696	10,327,639
Plus:
Additional tier 1 capital	—	—

Tier 1 capital	15,391,696	10,327,639
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	761,000	722,000

Total risk-based capital	$16,152,696	$11,049,639

Note 8.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period exclusive of unallocated employee stock ownership plan shares. Granted unvested restricted stock and stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed by using the Treasury Stock method.

The calculation of net income per common share for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Net Income available to common shareholders	$55,415	$73,185

Weighted average number of shares used in:
Basic earnings per share	541,794	405,509
Adjustment for common share equivalents	14,928	13,092

Diluted earnings per share	556,722	418,601

Basic net income per common share	$0.10	$0.18

Diluted net income per common share	$0.10	$0.17

On March 26, 2015, the Company declared a 20% stock dividend payable on May 1, 2015 to stockholders of record on April 10, 2015. As a result, the earnings per share calculations for the periods presented have been revised to reflect the impact of the stock dividend.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at March 31, 2015 and December 31, 2014. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

Our executive offices are located at 1321 Liberty Road, Sykesville, Maryland 21784. Our telephone number at this address is (410) 795-1900. Our website address is www.carrollcobank.com. Information on this website should not be considered a part of this quarterly report.

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

Our results of our operation depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for loan losses, noninterest income and noninterest expense. Our noninterest expense consists primarily of compensation and employee benefits, as well as data processing costs, office occupancy, deposit insurance and general administrative expenses.

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

The following table summarizes the highlights of our financial performance for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014	$ Change	% Change
Net income	$55	$73	$(18)	-24.7%
Basic earnings per share	0.10	0.18	(0.08)	-44.4%
Diluted earnings per share	0.10	0.17	(0.07)	-41.2%

Interest income	1,180	1,077	103	9.6%
Interest expense	156	166	(10)	-6.0%
Net interest income	1,024	911	113	12.4%
Noninterest income	44	48	(4)	-8.3%
Noninterest expense	956	864	92	10.6%

Average Loans	92,301	84,473	7,828	9.3%
Average Earning Assets	112,541	100,721	11,820	11.7%
Average Interest-Bearing Liabilities	95,767	92,953	2,814	3.0%

Return on average assets	0.19%	0.28%
Return on average equity	1.53%	3.43%
Net interest margin	3.69%	3.67%

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

	For the Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$92,301	$1,111	4.88%	$84,473	$1,011	4.85%
Investment securities	9,166	49	2.17%	11,644	55	1.92%
Certificates of deposit	3,103	10	1.31%	1,856	5	1.09%
Interest-earning deposits	7,971	10	0.51%	2,748	6	0.89%

Total interest-earning assets	112,541	1,180	4.25%	100,721	1,077	4.34%

Noninterest-earning assets	5,835			6,281

Total assets	$118,376			$107,002

Interest-bearing liabilities:
Savings	$31,362	16	0.21%	$32,930	22	0.27%
Certificates of deposit	39,798	98	1.00%	38,006	102	1.09%
Money market	11,021	10	0.37%	10,981	12	0.44%
Interest-bearing checking	5,569	1	0.07%	5,254	1	0.08%

Total interest-bearing deposits	87,750	125	0.58%	87,171	137	0.64%
Federal Home Loan Bank advances	8,017	31	1.57%	5,782	29	2.03%

Total interest-bearing liabilities	95,767	156	0.66%	92,953	166	0.73%

Noninterest-bearing deposits	7,625			5,203
Noninterest-bearing liabilities	297			195

Total liabilities	103,689			98,351
Equity	14,687			8,651

Total liabilities and capital	$118,376			$107,002

Net interest income		$1,024			$911

Net interest rate spread (1)			3.59%			3.61%
Net interest-earning assets (2)	$16,774			$7,768

Net interest margin (3)			3.69%			3.67%

Average interest-earning assets to interest-bearing liabilities	117.51%			108.36%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31, 2015 vs 2014
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
Interest income from:
Loans	$94	$6	$—	$100
Investment securities	(12)	8	(2)	(6)
Certificates of deposit	3	1	1	5
Interest-earning deposits	11	(2)	(5)	4

Total interest income (1)	126	(22)	(1)	103

Interest expense on:
Savings	(1)	(5)	—	(6)
Certificates of deposit	5	(9)	—	(4)
Money market	—	(2)	—	(2)
Interest-bearing checking	—	—	—	—

Total interest-bearing deposits	1	(13)	—	(12)
Federal Home Loan Bank advances	11	(9)	—	2

Total interest expense (1)	5	(15)	—	(10)

Change in net interest income	$121	$(7)	$(1)	$113

(1)	The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

General. Net income decreased by $18,000 to $55,000 for the three months ended March 31, 2015 compared to $73,000 for the same period in 2014. The decrease in net income for the three month period is primarily attributable to the employee costs to expand our lending footprint into the Washington Metropolitan area and Howard County and the impact of loan loss provisions recorded for $11.1 million in loan originations during the three months ended March 31, 2015.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $114,000, or 12.5%, during the three months ended March 31, 2015 compared to the same period in 2014, as a result of an increase in average earning assets of $11.8 million, or 11.7%, and the decline in interest expense. Our net interest rate spread decreased slightly to 3.59% for the three months ended March 31, 2015 compared to 3.61% for the three months ended March 31, 2014.

Interest Income. Interest income increased slightly to $1.2 million for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014. Almost all of the increase was attributable to loan interest income resulting from the $7.8 million, or 9.3%, increase in average loan balances during the three months ended March 31, 2015 compared to the same period last year.

Interest Expense. Interest expense decreased by $10,000, or 6.0%, to $156,000 for the three months ended March 31, 2015 compared to $166,000 for the three months ended March 31, 2014. This decrease was almost entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 6 basis points, or 9.4%. The drop in average rates was attributable to the decline of interest rates on certificates of deposit, money market deposits and savings deposits. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at significantly lower interest rates and to lower the rates on our non-maturing interest bearing deposits over the last 12 months.

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

Based on management’s evaluation of the above factors, the provision for loan losses increased to $29,000 for the three months ended March 31, 2015 compared to a negative loan loss provision of $2,000 for the three months ended March 31, 2014. The increase in the provision for loan losses was due to an increase in loan balances of $7.9 million during the three months ended March 31, 2015 compared to loan balances remaining flat during the three months ended March 31, 2014. In addition, we collected $10,000 in loan loss recoveries during the three months ended March 31, 2015 compared to $2,000 for the same period last year.

The allowance for loan losses represented 0.77% of gross loans at March 31, 2015, 0.80% at December 31, 2014 and 0.81% of gross loans at March 31, 2014.

Management believes, to the best of their knowledge, that all known losses as of March 31, 2015 have been recorded and based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Noninterest Income. Noninterest income was $44,000 for the three months ended March 31, 2015 compared to $48,000 for the same period in 2014. The $4,000 decrease in noninterest income was attributable to various items. During the three months ended March 31, 2014, a $14,000 loss was recognized on the sale of OREO properties of which there were none during the three months ended March 31, 2015. This item was mostly offset by a decline in securities gains of $11,000, a decline in overdraft fees of $4,000 and a decline in loan fees of $2,000, primarily loan processing fees, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Noninterest Expenses. Noninterest expenses increased by $92,000, or 10.7%, to $956,000 for the three months ended March 31, 2015 compared to $864,000 during the same period in 2014. The increase was primarily due to a $101,000, or 22.6%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our lending area and merit salary increases along with the increase in the 401K employer match resulting from the increase in the match percentage with the conversion of our 401K plan to a safe harbor plan starting in 2015. In addition, directors fees increased by $14,000, or 35.4%, due primarily to the increase in the number of directors. These items were partially offset by a decrease of $18,000, or 22.2%, in other operating expenses due to a decline in advertising expenditures and personnel costs along with a decrease in professional fees of $7,000, or 9.3%, due to the collection of legal fees incurred on loan workouts in 2015 partially offset by the increase in consulting fees relating to compliance projects.

Income Tax Expense. Income tax expense amounted to $28,000 and $23,000, respectively, for the three months ended March 31, 2015 and 2014, resulting in effective tax rates of 33.3% and 23.7%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014.

Assets. Total assets increased by $4.3 million, or 3.7%, to $120.2 million at March 31, 2015 compared to $115.9 million at December 31, 2014, primarily due to the increase in capital resulting from the private placement offering of our common stock that closed in January 2015. These funds were temporarily placed in interest-bearing deposits with depository institutions until needed for loan originations of which we originated $11.1 million during the three months ended March 31, 2015.

Loans. Net loans increased by $7.9 million to $97.9 million at March 31, 2015 compared to $90.0 million at December 31, 2014. New loan originations of $11.1 million during the three month period ending March 31, 2015 were offset by loan payoffs of $1.5 million and scheduled principal repayments of $1.7 million.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $146,000 and $199,000, respectively, at March 31, 2015 compared to $479,000 and $532,000, respectively, at December 31, 2014. The ratio of nonperforming loans to total loans was 0.15% at March 31, 2015 compared to 0.53% at December 31, 2014. In addition, our ratio of nonperforming assets to total assets was 0.17% at March 31, 2015 compared to 0.46% at December 31, 2014.

Deposits. Deposits decreased by $2.2 million, or 2.3%, to $94.7 million at March 31, 2015 from $96.9 million at December 31, 2014. The decrease is due to $2.9 million in funds being held in escrow for the private placement offering at December 31, 2014. Those funds were transferred to capital in January 2015 along with additional funds collected in January as part of the closing of the offering. We continue to focus our efforts on improving our funding mix and increasing core deposits. Ignoring the impact of the offering escrow, noninterest and interest bearing checking deposits would have increased by $773,000, or 6.4%, compared to December 31, 2014.

Stockholders’ Equity. Stockholders’ equity increased by $5.1 million, or 47.0%, to $15.8 million at March 31, 2015 from $10.8 million at December 31, 2014. The increase was a result of our private placement offering that closed on January 23, 2015. Gross proceeds from the offering were approximately $5.1 million before expenses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, the sale of securities available for sale, short-term lines of credit with correspondent banks and advances from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2015.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At March 31, 2015, cash and cash equivalents totaled $6.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2015, we had $6.7 million in loan origination commitments outstanding and $8.2 million in unused available lines of credit. Certificates of deposit due within one year of March 31, 2015 totaled $16.6 million, or 17.5% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, acquiring brokered deposits, Federal Home Loan Bank advances and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2015.

Our primary investing activity is originating loans. During the three months ended March 31, 2015, we originated $11.1 million in loans.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in deposits during the three months ended March 31, 2015 of $2.2 million, or 2.3%. The decrease is due to $2.9 million in funds being held in escrow for the private placement offering at December 31, 2014. Those funds were transferred to capital in January 2015 along with additional funds collected in January as part of the closing of the offering. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances totaled $9.5 million at March 31, 2015 and we had the ability to borrow up to an additional $13.7 million from the Federal Home Loan Bank of Atlanta and $10.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, up to 15% of total deposits, as a funding source. At March 31, 2015, we had $4.9 million in brokered CDs and the ability to acquire up to $9.1 million in additional brokered deposits.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements, Commitments and Aggregate Contractual Obligations

Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate loans and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on our consolidated financial statements.

Outstanding loan commitments and available lines of credit at March 31, 2015 and December 31, 2014 are as follows:

(in thousands)	At March 31, 2015	At December 31, 2014
Commitments to extend credit:
Consumer loans	$—	$450
Commercial loans	6,680	4,806

	6,680	5,256

Commitments under available lines of credit:
Consumer loans	4,129	4,308
Commercial loans	4,134	1,883

	8,263	6,191

Total Commitments	$14,943	$11,447

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2015 or December 31, 2014 as a liability for credit loss related to these commitments.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Critical Accounting Policies

During the three months ended March 31, 2015, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements about our business plans, prospects, goals and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate lending and related products, (ii) increasing core deposits and improving our funding mix, and (iii) retention of maturing certificates of deposit;

•	statements with respect to the impact of off-balance sheet arrangements;

•	statements regarding adequate liquidity for our short- and long-term needs;

•	statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recorded and expected changes in the allowance; and

•	statement regarding the impact of any pending legal proceedings.

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of March 31, 2015.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

CARROLL BANCORP, INC.

Date: May 11, 2015	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)