Form 10-Q/A
period 2015-03-31
Carroll Bancorp, Inc.
filed 2015-05-15
CIK 1515069

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

Explanatory Note: This Amendment No. 1 to the Form 10-Q of Carroll Bancorp, Inc. for the period ended March 31, 2015, is filed to (i) correct earnings per share information originally disclosed in (a) the Consolidated Statements of Operations and Note 8 to the Notes to Consolidated Financial Statements – Earnings Per Share in Item 1 of Part 1 – Financial Statements and (b) the financial performance table appearing in Item 2 of Part 1 – Management’s Discussion and Analysis of Financial Statements; and (ii) revise management’s conclusion in Item 4 of Part 1 with respect to the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. No other changes have been made to the Company’s Form 10-Q and this amendment does not reflect events that have occurred after the May 11, 2015 filing date or modify or update the disclosure presented therein except to reflect the amendment described above. New certifications are supplied as Exhibits 31.1, 31.2 and 32.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,341,968	$1,181,951
Interest-bearing deposits with depository institutions	4,875,305	5,727,440

Cash and cash equivalents	6,217,273	6,909,391
Certificates of deposit with depository institutions	3,102,112	3,102,936
Securities available for sale, at fair value	6,786,628	9,874,706
Securities held to maturity (fair value March 31, 2015 $1,282,115 and December 31, 2014 $1,272,835)	1,256,195	1,256,280
Loans, net of allowance for loan losses—March 31, 2015 $761,000 and December 31, 2014 $722,000	97,905,539	89,984,513
Accrued interest receivable	295,079	295,916
Other equity securities, at cost	656,796	605,596
Bank-owned life insurance	2,065,535	2,051,646
Premises and equipment, net	1,229,945	1,260,966
Foreclosed assets	52,964	52,964
Other assets	668,304	511,079

Total assets	$120,236,370	$115,905,993

Liabilities:
Deposits
Noninterest-bearing	$7,145,818	$9,744,047
Interest-bearing	87,531,711	87,160,840

Total deposits	94,677,529	96,904,887
Federal Home Loan Bank Advances	9,500,000	8,000,000
Other liabilities	256,830	250,609

Total liabilities	104,434,359	105,155,496

Stockholders’ Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 799,257 shares at March 31, 2015 and 488,409 shares at December 31, 2014	7,992	4,884
Additional paid-in capital	12,544,684	4,873,447
Unallocated ESOP shares	(285,447)	(285,447)
Unearned RSP shares	(167,224)	(170,217)
Retained earnings	3,671,587	6,317,654
Accumulated other comprehensive income	30,419	10,176

Total stockholders’ equity	15,802,011	10,750,497

Total liabilities and stockholders’ equity	$120,236,370	$115,905,993

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$1,110,820	$1,011,199
Securities available for sale	36,145	55,079
Securities held to maturity	13,228	—
Certificates of deposit	10,525	4,241
Interest-earning deposits	9,665	6,188

Total interest income	1,180,383	1,076,707

Interest expense:
Deposits	125,763	136,868
Borrowings	30,516	29,332

Total interest expense	156,279	166,200

Net interest income	1,024,104	910,507
Provision for (recovery of) loan losses	28,658	(1,613)

Net interest income after provision for loan losses	995,446	912,120

Non-interest income:
(Loss) gain on sale of securities	(100)	11,262
Gain on loans held for sale	2,187	—
Loss on sale of OREO	—	(14,105)
Increase in cash surrender value—life insurance	13,890	14,819
Customer service fees	17,360	21,316
Loan fee income	6,392	8,890
Other income	4,396	5,603

Total non-interest income	44,125	47,785

Non-interest expense:
Salaries and employee benefits	547,846	446,831
Premises and equipment	85,590	81,830
Data processing	105,267	106,963
Professional fees	65,383	72,084
FDIC insurance	17,505	21,518
Directors’ fees	53,800	39,725
Corporate insurance	10,068	10,034
Printing and office supplies	9,172	5,498
Other operating expenses	61,828	79,518

Total non-interest expenses	956,459	864,001

Income before income tax expense	83,112	95,904
Income tax expense	27,697	22,719

Net income	$55,415	$73,185

Basic earnings per share	$0.07	$0.18

Diluted earnings per share	$0.07	$0.17

Basic weighted average shares outstanding	823,630	405,509

Diluted weighted average shares outstanding	838,557	418,601

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

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$55,415	$73,185
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of securities available for sale	100	(11,262)
Gain on sale of loans held for sale	(2,187)	—
Origination of loans held for sale	(175,000)	(76,000)
Proceeds from sale of loans held for sale	177,187	—
Amortization and accretion of securities	31,558	31,982
Amortization of deferred loan costs, net of origination fees	7,126	15,856
Provision for (recovery of) loan losses	28,658	(1,613)
Loan loss recoveries	10,342	1,613
Loss on sale of real estate acquired through foreclosure	—	14,105
Depreciation of premises and equipment	39,190	39,201
Increase in cash surrender value of bank-owned life insurance	(13,890)	(14,819)
ESOP compensation expense	6,200	4,500
RSP compensation expense	10,027	8,788
(Increase) decrease in deferred tax assets	(20,134)	22,719
Decrease in accrued interest receivable	837	28,826
(Increase) decrease in other assets	(150,584)	251,594
Increase in other liabilities	20	76,604

Net cash provided by operating activities	4,865	465,279

Cash flows from investing activities:
Purchase of securities available for sale	—	(1,611,136)
Proceeds from sale and redemption of securities available for sale	2,689,379	3,127,323
Principal collected on securities available for sale	401,687	385,362
Increase in loans	(7,967,152)	(81,690)
Purchase of premises and equipment	(8,168)	(8,069)
Redemption of other equity securities	—	26,100
Purchase of other equity securities	(51,200)	(45,000)
Proceeds from the sale of real estate acquired through foreclosure	—	151,001

Net cash used by investing activities	(4,935,454)	1,943,891

Cash flows from financing activities:
(Decrease) increase in deposits	(2,227,358)	2,227,197
Proceeds from FHLB advances	3,000,000	1,000,000
Repayment of FHLB advances	(1,500,000)	(2,365,350)
Proceeds from private placement offering	4,965,829	1,904,712
Loan to purchase common stock for the ESOP	—	(119,968)
Purchase common stock for RSP	—	(59,984)

Net cash provided by financing activities	4,238,471	2,586,607

Net (decrease) increase in cash and cash equivalents	(692,118)	4,995,777
Cash and cash equivalents, beginning balance	6,909,391	5,029,314

Cash and cash equivalents, ending balance	$6,217,273	$10,025,091

Supplemental disclosure of cash flow information:
Interest paid	$157,501	$166,629
Income tax paid	$44,000	$—

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

Note 2. Securities

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2015 and December 31, 2014 are as follows:

	At March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Residential mortgage-backed securities	$6,489,567	$50,632	$671	$6,539,528
Municipal bonds	246,363	2,486	1,749	247,100

	$6,735,930	$53,118	$2,420	$6,786,628

Securities held to maturity:
Municipal bonds	$500,000	$8,478	$—	$508,478
Corporate bonds	756,195	17,442	—	773,637

	$1,256,195	$25,920	$—	$1,282,115

	At December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Residential mortgage-backed securities	$9,582,443	$44,803	$28,014	$9,599,232
Municipal bonds	275,303	2,641	2,470	275,474

	$9,857,746	$47,444	$30,484	$9,874,706

Securities held to maturity:
Municipal bonds	$500,000	$7,460	$—	$507,460
Corporate bonds	756,280	9,095	—	765,375

	$1,256,280	$16,555	$—	$1,272,835

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

	At March 31, 2015
	Securities available for sale		Securities held to maturity
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	272,907	274,783	—	—
After 5 years through 10 years	1,510,562	1,519,926	756,195	773,638
Over 10 years	4,952,461	4,991,919	500,000	508,477

	$6,735,930	$6,786,628	$1,256,195	$1,282,115

	At December 31, 2014
	Securities available for sale		Securities held to maturity
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
Under 1 year	$—	$—	$—	$—
Over 1 year through 5 years	319,751	321,553	—	—
After 5 years through 10 years	1,592,829	1,605,510	756,280	765,375
Over 10 years	7,945,166	7,947,643	500,000	507,460

	$9,857,746	$9,874,706	$1,256,280	$1,272,835

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

Securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At March 31, 2015
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$810,267	$671	$—	$—	$810,267	$671
Municipal bonds	—	—	80,084	1,749	80,084	1,749

	$810,267	$671	$80,084	$1,749	$890,351	$2,420

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$—	$—	$2,643,582	$28,014	$2,643,582	$28,014
Municipal bonds	—	—	107,186	2,470	107,186	2,470

	$—	$—	$2,750,768	$30,484	$2,750,768	$30,484

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.9 million and $1.4 million at March 31, 2015 and December 31, 2014, respectively.

Note 3. Loans

Loans at March 31, 2015 and December 31, 2014 are summarized as follows:

	At March 31, 2015		At December 31, 2014
		Percent		Percent
	Balance	of Total	Balance	of Total
Residential owner occupied—first lien	$34,112,772	34.6%	$35,065,264	38.8%
Residential owner occupied—junior lien	5,191,038	5.3%	5,239,183	5.8%
Residential non-owner occupied (investor)	8,979,359	9.1%	9,065,983	10.0%
Commercial owner occupied	12,477,543	12.7%	11,226,313	12.4%
Other commercial loans	37,352,006	37.9%	29,550,727	32.6%
Consumer loans	433,873	0.4%	391,945	0.4%

Total loans	98,546,591	100.0%	90,539,415	100.0%

Net deferred fees, costs and purchase premiums	119,948		167,098
Allowance for loan losses	(761,000)		(722,000)

Total loans, net	$97,905,539		$89,984,513

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
Beginning balance	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	10,342	—	—	—	—	—	10,342
Provision	(43,218)	(2,885)	(282)	10,009	65,034	—	28,658

Ending Balance	$195,585	$22,166	$45,765	$99,820	$397,664	$—	$761,000

	For the Three Months Ended March 31, 2014
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$—	$682,000
Charge-offs	—	—	—	—	—	—	—
Recoveries	1,613	—	—	—	—	—	1,613
Provision	(3,879)	587	(201)	5,988	(4,108)	—	(1,613)

Ending Balance	$242,022	$27,291	$70,133	$78,739	$263,815	$—	$682,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
Allowance for loan losses:
Ending balance	$195,585	$22,166	$45,765	$99,820	$397,664	$—	$761,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$195,585	$22,166	$45,765	$99,820	$397,664	$—	$761,000

Loans:
Ending balance	$34,112,772	$5,191,038	$8,979,359	$12,477,543	$37,352,006	$433,873	$98,546,591

Ending balance: individually evaluated for impairment	$146,410	$—	$113,909	$—	$—	$—	$260,319

Ending balance: collectively evaluated for impairment	$33,966,362	$5,191,038	$8,865,450	$12,477,543	$37,352,006	$433,873	$98,286,272

	At December 31, 2014
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
Allowance for loan losses:
Ending balance	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$228,461	$25,051	$46,047	$89,811	$332,630	$—	$722,000

Loans:
Ending balance	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

Ending balance: individually evaluated for impairment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070

Ending balance: collectively evaluated for impairment	$34,595,654	$5,229,766	$8,949,940	$11,226,313	$29,550,727	$391,945	$89,944,345

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
Pass	$33,966,362	$5,191,038	$8,370,192	$12,477,543	$36,987,512	$433,873	$97,426,520
Special Mention	—	—	—	—	—	—	—
Substandard	146,410	—	609,167	—	364,494	—	1,120,071
Doubtful	—	—	—	—	—	—	—

Total	$34,112,772	$5,191,038	$8,979,359	$12,477,543	$37,352,006	$433,873	$98,546,591

	At December 31, 2014
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
Pass	$34,595,654	$5,229,766	$8,452,784	$11,226,313	$29,184,051	$391,945	$89,080,513
Special Mention	—	—	—	—	—	—	—
Substandard	469,610	9,417	613,199	—	366,676	—	1,458,902
Doubtful	—	—	—	—	—	—	—

Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
Current	$33,775,108	$5,191,038	$8,979,359	$12,477,543	$37,352,006	$433,873	$98,208,927
30-59 days past due	191,254	—	—	—	—	—	191,254
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	146,410	—	—	—	—	—	146,410

Total past due	337,664	—	—	—	—	—	337,664

Total	$34,112,772	$5,191,038	$8,979,359	$12,477,543	$37,352,006	$433,873	$98,546,591

	At December 31, 2014
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
Current	$34,467,787	$5,229,766	$9,065,983	$11,226,313	$29,550,727	$391,945	$89,932,521
30-59 days past due	127,867	—	—	—	—	—	127,867
60-89 days past due	—	—	—	—	—	—	—
Greater than 90 days past due	469,610	9,417	—	—	—	—	479,027

Total past due	597,477	9,417	—	—	—	—	606,894

Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

The following tables are a summary of impaired loans by portfolio segment at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
With no related allowance recorded:
Recorded Investment	$146,410	$—	$113,909	$—	$—	$—	$260,319
Unpaid Principal Balance	146,410	—	113,909	—	—	—	260,319
With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—
Total impaired loans:
Recorded Investment	$146,410	$—	$113,909	$—	$—	$—	$260,319
Unpaid Principal Balance	146,410	—	113,909	—	—	—	260,319
Related Allowance	—	—	—	—	—	—	—

	At December 31, 2014
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
With no related allowance recorded:
Recorded Investment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	—	—	—	595,070
With an allowance recorded:
Recorded Investment	$—	$—	$—	$—	$—	$—	$—
Unpaid Principal Balance	—	—	—	—	—	—	—
Related Allowance	—	—	—	—	—	—	—
Total impaired loans:
Recorded Investment	$469,610	$9,417	$116,043	$—	$—	$—	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	—	—	—	595,070
Related Allowance	—	—	—	—	—	—	—

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
With no related allowance recorded:
Average recorded investment	$308,010	$4,709	$114,976	$—	$—	$—	$427,695
Interest income that would have been recognized	5,612	98	—	—	—	—	5,710
Interest income recognized (cash basis)	18,898	611	—	—	—	—	19,509
Interest income foregone (recovered)	(13,286)	(513)	—	—	—	—	(13,799)
With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	—	—	—	—	—
Total impaired loans:
Average recorded investment	$308,010	$4,709	$114,976	$—	$—	$—	$427,695
Interest income that would have been recognized	5,612	98	—	—	—	—	5,710
Interest income recognized (cash basis)	18,898	611	—	—	—	—	19,509
Interest income foregone (recovered)	(13,286)	(513)	—	—	—	—	(13,799)

	For the Three Months Ended March 31, 2014
	Residential	Residential	Residential
	owner	owner	non-owner	Commercial	Other
	occupied -	occupied -	occupied	owner	commercial	Consumer
	first lien	junior lien	(investor)	occupied	loans	loans	Total
With no related allowance recorded:
Average recorded investment	$180,821	$9,417	$123,828	$—	$366,615	$—	$680,681
Interest income that would have been recognized	1,771	98	—	—	4,934	—	6,803
Interest income recognized (cash basis)	—	—	—	—	7,805	—	7,805
Interest income foregone (recovered)	1,771	98	—	—	(2,871)	—	(1,002)
With an allowance recorded:
Average recorded investment	$—	$—	$—	$—	$—	$—	$—
Interest income that would have been recognized	—	—	—	—	—	—	—
Interest income recognized (cash basis)	—	—	—	—	—	—	—
Interest income foregone (recovered)	—	—	—	—	—	—	—
Total impaired loans:
Average recorded investment	$180,821	$9,417	$123,828	$—	$366,615	$—	$680,681
Interest income that would have been recognized	1,771	98	—	—	4,934	—	6,803
Interest income recognized (cash basis)	—	—	—	—	7,805	—	7,805
Interest income foregone (recovered)	1,771	98	—	—	(2,871)	—	(1,002)

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at March 31, 2015 and December 31, 2014:

	At March 31,	At December 31,
	2015	2014
Performing loans:
Impaired performing loans:
Residential owner occupied—first lien	$—	$—
Residential owner occupied—junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied—first lien	113,909	116,043
Residential owner occupied—junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired performing loans	113,909	116,043

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied—first lien	146,410	469,610
Residential owner occupied—junior lien	—	9,417
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—
Troubled debt restructurings:
Residential owner occupied—first lien	—	—
Residential owner occupied—junior lien	—	—
Residential non-owner occupied (investor)	—	—
Commercial owner occupied	—	—
Other commercial loans	—	—
Consumer loans	—	—

Total impaired nonperforming loans (nonaccrual):	146,410	479,027

Total impaired loans	$260,319	$595,070

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$6,539,528	$—	$6,539,528	$—
Municipal bonds	247,100	—	247,100	—

Total securities available for sale	$6,786,628	$—	$6,786,628	$—

	At December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential mortgage-backed securities	$9,599,232	$—	$9,599,232	$—
Municipal bonds	275,474	—	275,474	—

Total securities available for sale	$9,874,706	$—	$9,874,706	$—

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied—first lien	$146,410	$—	$—	$146,410
Residential owner occupied—junior lien	—	—	—	—
Residential non-owner occupied (investor)	113,909	—	—	113,909

Total nonperforming impaired loans	$260,319	$—	$—	$260,319

Foreclosed real estate	$52,964	$—	$—	$52,964

	At December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Residential owner occupied—first lien	$469,610	$—	$—	$469,610
Residential owner occupied—junior lien	9,417	—	—	9,417
Residential non-owner occupied (investor)	116,043	—	—	116,043

Total nonperforming impaired loans	$595,070	$—	$—	$595,070

Foreclosed real estate	$52,964	$—	$—	$52,964

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2014	$1,049,038	$462,005
Total realized and unrealized gains (losses):
Included in net income	—	(2,632)
Settlements	(749,397)	(406,409)
Transfers in and/or out of Level 3	295,429	—

Balance, December 31, 2014	$595,070	$52,964
Total realized and unrealized gains (losses):
Included in net income	—	—
Settlements	(193,081)	—
Transfers in and/or out of Level 3	(141,670)	—

Balance, March 31, 2015	$260,319	$52,964

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

The estimated fair values of the Company’s financial instruments were as follows:

	At March 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments—assets:
Certificates of deposit with depository institutions	$3,102,112	$3,102,112	$—	$3,102,112	$—
Securities available for sale	6,786,628	6,786,628	—	6,786,628	—
Securities held to maturity	1,256,195	1,282,115	—	1,282,115	—
Loans, net of allowance for loan losses	97,905,539	99,737,000	—	—	99,737,000
Foreclosed assets	52,964	52,964	—	—	52,964
Bank-owned life insurance	2,065,535	2,065,535	—	2,065,535	—
Other equity securities	656,796	656,796	—	—	656,796
Financial instruments—liabilities:
Deposits	$94,677,529	$94,754,000	$—	$94,754,000	$—
Federal Home Loan Bank advances	9,500,000	9,693,000	—	9,693,000	—
Financial instruments—off-balance sheet	$—	$—	$—	$—	$—

	At December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial instruments—assets:
Certificates of deposit with depository institutions	$3,102,936	$3,102,936	$—	$3,102,936	$—
Securities available for sale	9,874,706	9,874,706	—	9,874,706	—
Securities held for sale	1,256,280	1,272,835	—	1,272,835	—
Loans, net of allowance for loan losses	89,984,513	91,718,000	—	—	91,718,000
Foreclosed assets	52,964	52,964	—	—	52,964
Bank-owned life insurance	2,051,646	2,051,646	—	2,051,646	—
Other equity securities	605,596	605,596	—	—	605,596
Financial instruments—liabilities:
Deposits	$96,904,887	$96,864,887	$—	$96,864,887	$—
Federal Home Loan Bank advances	8,000,000	8,179,000	—	8,179,000	—
Financial instruments—off-balance sheet	$—	$—	$—	$—	$—

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

The Bank’s actual capital amounts and ratios at March 31, 2015 and December 31, 2014 are presented in the table below:

	At March 31, 2015
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,152,696	19.6%	$6,605,206	8.0%	$8,256,508	10.0%
Tier 1 capital to risk-weighted assets	15,391,696	18.6%	4,953,905	6.0%	6,605,206	8.0%
Common equity tier 1 capital to risk-weighted assets	15,391,696	18.6%	3,715,428	4.5%	5,366,730	6.5%
Tier 1 leverage to average assets	15,391,696	13.0%	4,735,037	4.0%	5,918,796	5.0%
Tangible capital to tangible assets	15,422,115	12.8%	N/A	N/A	N/A	N/A

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$11,049,639	14.8%	$5,968,618	8.0%	$7,460,773	10.0%
Tier 1 capital to risk-weighted assets	10,327,639	13.8%	2,984,309	4.0%	4,476,464	6.0%
Common equity tier 1 capital to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	10,327,639	9.2%	4,515,721	4.0%	5,644,651	5.0%
Tangible capital to tangible assets	10,337,815	8.9%	1,738,590	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using GAAP and the Bank’s regulatory capital amounts:

	At March 31, 2015	At December 31, 2014
Consolidated GAAP equity	$15,802,011	$10,750,497
Consolidated equity in excess of Bank equity	(379,896)	(412,682)

Bank GAAP equity—Tangible capital	15,422,115	10,337,815
Less:
Accumulated other comprehensive income, net of tax	30,419	10,176
Disallowed deferred tax assets	—	—

Common equity tier 1 capital	15,391,696	10,327,639
Plus:
Additional tier 1 capital	—	—

Tier 1 capital	15,391,696	10,327,639
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	761,000	722,000

Total risk-based capital	$16,152,696	$11,049,639

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

The calculation of net income per common share for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Net Income available to common shareholders	$55,415	$73,185

Weighted average number of shares used in:
Basic earnings per share	823,630	405,509
Adjustment for common share equivalents	14,927	13,092

Diluted earnings per share	838,557	418,601
Basic net income per common share	$0.07	$0.18

Diluted net income per common share	$0.07	$0.17

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

The following table summarizes the highlights of our financial performance for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014	$ Change	% Change
Net income	$55	$73	$(18)	-24.7%
Basic earnings per share	0.07	0.18	(0.11)	-61.1%
Diluted earnings per share	0.07	0.17	(0.10)	-58.8%
Interest income	1,180	1,077	103	9.6%
Interest expense	156	166	(10)	-6.0%
Net interest income	1,024	911	113	12.4%
Noninterest income	44	48	(4)	-8.3%
Noninterest expense	956	864	92	10.6%
Average Loans	92,301	84,473	7,828	9.3%
Average Earning Assets	112,541	100,721	11,820	11.7%
Average Interest-Bearing Liabilities	95,767	92,953	2,814	3.0%
Return on average assets	0.19%	0.28%
Return on average equity	1.53%	3.43%
Net interest margin	3.69%	3.67%

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

Stockholders’ Equity. Stockholders’ equity increased by $5.1 million, or 47.0%, to $15.8 million at March 31, 2015 from $10.8 million at December 31, 2014. The increase was the result of our private placement offering that closed on January 23, 2015. Gross proceeds from the offering were approximately $5.1 million before expenses.

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

Prior to May 11, 2015, an evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2015 was carried out under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based on that evaluation, management concluded and disclosed in the original report to which this amendment relates that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level. As mentioned in the Explanatory Note to this amended report, management subsequently became aware of an issue that required an amendment to be filed. The average weighted number of shares for the calculation of basic and diluted earnings per share was misstated. In light of this discovery, our disclosure controls and procedures as of March 31, 2015 have since been re-evaluated under the supervision and with the participation of management. Based on such re-evaluation, such officers have now determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2015. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

CARROLL BANCORP, INC.

Date: May 15, 2015	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer (Principal Financial and Accounting Officer)