Form 10-Q
period 2015-06-30
Carroll Bancorp, Inc.
filed 2015-08-10
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number     000-54422

_______________

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 986,636 shares of common stock outstanding at August 7, 2015.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,218,942	$1,181,951
Interest-bearing deposits with depository institutions	7,349,628	5,727,440
Cash and cash equivalents	8,568,570	6,909,391
Certificates of deposit with depository institutions	2,901,101	3,102,936
Securities available for sale, at fair value	6,215,107	9,874,706
Securities held to maturity (fair value June 30, 2015 $1,256,665 and December 31, 2014 $1,272,835)	1,256,039	1,256,280
Loans, net of allowance for loan losses - June 30, 2015 $800,000 and December 31, 2014 $722,000	104,053,638	89,984,513
Accrued interest receivable	313,406	295,916
Other equity securities, at cost	805,496	605,596
Bank-owned life insurance	2,079,417	2,051,646
Premises and equipment, net	1,225,452	1,260,966
Foreclosed assets	52,964	52,964
Other assets	610,736	511,079
Total assets	$128,081,926	$115,905,993

Liabilities:
Deposits
Noninterest-bearing	$7,937,515	$9,744,047
Interest-bearing	90,603,479	87,160,840
Total deposits	98,540,994	96,904,887
Federal Home Loan Bank Advances	13,000,000	8,000,000
Other liabilities	320,400	250,609
Total liabilities	111,861,394	105,155,496

Stockholders' Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 986,261 shares at June 30, 2015 and 488,409 shares at December 31, 2014	9,862	4,884
Additional paid-in capital	12,917,100	4,873,447
Unallocated ESOP shares	(285,447)	(285,447)
Unearned RSP shares	(167,224)	(170,217)
Retained earnings	3,745,714	6,317,654
Accumulated other comprehensive income	527	10,176
Total stockholders' equity	16,220,532	10,750,497
Total liabilities and stockholders' equity	$128,081,926	$115,905,993

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$1,186,529	$1,056,703	$2,297,349	$2,067,902
Securities available for sale	19,531	48,015	55,676	103,094
Securities held to maturity	13,156	-	26,384	-
Certificates of deposit	10,553	4,302	21,078	8,543
Interest-earning deposits	7,406	7,187	17,071	13,375
Total interest income	1,237,175	1,116,207	2,417,558	2,192,914
Interest expense:
Deposits	123,906	135,975	249,669	272,843
Borrowings	30,944	29,485	61,460	58,817
Total interest expense	154,850	165,460	311,129	331,660
Net interest income	1,082,325	950,747	2,106,429	1,861,254
Provision for loan losses	29,494	12,529	58,152	10,916
Net interest income after provision for loan losses	1,052,831	938,218	2,048,277	1,850,338
Non-interest income:
Gain (loss) on sale of securities	-	112	(100)	11,374
Gain on loans held for sale	-	855	2,187	855
Gain (loss) on sale of OREO	-	11,473	-	(2,632)
Increase in cash surrender value - life insurance	13,881	14,773	27,771	29,592
Customer service fees	23,052	23,314	40,412	44,630
Loan fee income	6,427	7,615	12,819	16,505
Other income	3,858	3,377	8,254	8,980
Total non-interest income	47,218	61,519	91,343	109,304
Non-interest expense:
Salaries and employee benefits	527,287	419,052	1,075,133	865,883
Premises and equipment	95,197	87,876	180,787	169,706
Data processing	108,117	116,761	213,384	223,724
Professional fees	92,860	79,325	158,243	151,409
FDIC insurance	16,661	14,851	34,166	36,369
Directors' fees	51,900	36,500	105,700	76,225
Corporate insurance	10,452	10,918	20,520	20,952
Printing and office supplies	8,263	9,914	17,435	15,412
Other operating expenses	73,802	78,088	135,630	157,606
Total non-interest expenses	984,539	853,285	1,940,998	1,717,286
Income before income tax expense	115,510	146,452	198,622	242,356
Income tax expense	40,590	64,564	68,287	87,283
Net income	$74,920	$81,888	$130,335	$155,073

Basic earnings per share	$0.08	$0.15	$0.15	$0.33
Diluted earnings per share	$0.08	$0.15	$0.15	$0.32
Basic weighted average shares outstanding	921,028	532,892	872,598	469,552
Diluted weighted average shares outstanding	940,480	546,611	889,800	482,959

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$74,920	$81,888	$130,335	$155,073

Other comprehensive income (loss) before income tax:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period	(49,820)	87,663	(16,182)	145,705
Less reclassification adjustment for gain (loss) on the sale of securities available for sale included in net income	-	112	(100)	11,374
Other comprehensive (loss) income before income tax	(49,820)	87,551	(16,082)	134,331
Income tax effect	(19,928)	35,020	(6,433)	53,733
Other comprehensive (loss) income, net of tax	(29,892)	52,531	(9,649)	80,598
Total comprehensive income	$45,028	$134,419	$120,686	$235,671

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2015 and 2014

(unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	ESOP	RSP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income (Loss)	Total

Balances at January 1, 2015	$4,884	$4,873,447	$(285,447)	$(170,217)	$6,317,654	$10,176	$10,750,497
Net income					130,335		130,335
Other comprehensive loss						(9,649)	(9,649)
RSP compensation		22,197					22,197
Private placement offering:
Issuance of 310,848 shares of common stock net of offering costs	3,108	4,962,721					4,965,829
Restricted stock vesting		(2,993)		2,993			-
Stock dividend:
Issuance of 159,898 shares of common stock	1,599	2,700,676			(2,702,275)		-
Warrant exercises	271	361,052					361,323
Balances at June 30, 2015	$9,862	$12,917,100	$(285,447)	$(167,224)	$3,745,714	$527	$16,220,532

Balances at January 1, 2014	$3,595	$2,897,054	$(183,319)	$(133,947)	$5,927,209	$(94,894)	$8,415,698
Net income					155,073		155,073
Other comprehensive income						80,598	80,598
RSP compensation		17,576					17,576
Rights offering:
Issuance of 124,982 shares of common stock net of offering costs	1,249	1,896,184					1,897,433
ESOP purchase of 7,498 shares			(119,968)				(119,968)
RSP purchase of 3,749 shares				(59,984)			(59,984)
Balances at June 30, 2014	$4,844	$4,810,814	$(303,287)	$(193,931)	$6,082,282	$(14,296)	$10,386,426

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$130,335	$155,073
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of securities available for sale	100	(11,374)
Gain on sale of loans held for sale	(2,187)	(855)
Origination of loans held for sale	(330,000)	(76,000)
Proceeds from sale of loans held for sale	177,187	76,855
Amortization and accretion of securities	69,156	63,000
Amortization of deferred loan costs, net of origination fees	11,244	30,173
Provision for loan losses	58,152	10,916
Loan loss recoveries	19,848	6,084
Loss on sale of real estate acquired through foreclosure	-	2,632
Depreciation of premises and equipment	76,731	79,146
Increase in cash surrender value of bank-owned life insurance	(27,771)	(29,592)
ESOP compensation expense	12,800	9,000
RSP compensation expense	22,197	17,576
(Increase) decrease in deferred tax assets	(35,167)	87,283
(Increase) decrease in accrued interest receivable	(17,490)	18,493
Increase in other assets	(58,056)	(7,204)
Increase in other liabilities	56,990	50,760
Net cash provided by operating activities	164,069	481,966
Cash flows from investing activities:
Purchase of securities available for sale	-	(2,360,436)
Proceeds from sale and redemption of securities available for sale	2,689,379	3,823,823
Principal collected on securities	886,957	781,684
Purchase of certificate of deposit investments	-	(249,685)
Maturing of certificate of deposit investments	200,000	-
Increase in loans	(14,003,368)	(3,954,096)
Purchase of premises and equipment	(41,217)	(10,380)
Redemption of other equity securities	-	26,100
Purchase of other equity securities	(199,900)	(67,500)
Proceeds from the sale of real estate acquired through foreclosure	-	406,408
Net cash used by investing activities	(10,468,149)	(1,604,082)
Cash flows from financing activities:
Increase in deposits	1,636,107	2,111,592
Proceeds from FHLB advances	11,000,000	3,500,000
Repayment of FHLB advances	(6,000,000)	(4,365,350)
Proceeds from rights offering	-	1,897,433
Proceeds from private placement offering	4,965,829	-
Proceeds from warrant exercises	361,323	-
Loan to purchase common stock for the ESOP	-	(119,968)
Purchase common stock for RSP	-	(59,984)
Net cash provided by financing activities	11,963,259	2,963,723
Net increase in cash and cash equivalents	1,659,179	1,841,607
Cash and cash equivalents, beginning balance	6,909,391	5,029,314
Cash and cash equivalents, ending balance	$8,568,570	$6,870,921

Supplemental disclosure of cash flow information:
Interest paid	$311,145	$332,040
Income tax paid	$133,000	$-

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

The Bank (formerly Sykesville Federal Savings Association) is headquartered in Sykesville, Maryland. The Bank is a community-oriented financial institution providing financial services to individuals, families and businesses through two banking offices located in Sykesville and Westminster, Maryland. The Bank recently received regulatory approval to open a new branch in Bethesda, Maryland at 7126 Wisconsin Avenue. The Bank is subject to the regulation, examination and supervision by the State of Maryland Department of Licensing and Regulation and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. Its primary deposits are certificate of deposit, savings and demand accounts and its primary lending products are commercial and residential real estate loans.

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

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA and VA guaranteed loans, upon foreclosure.  Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables.  The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  As such, the adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”).  Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions.  In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions.  Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would : (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets: (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  To meet those objectives, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted.  For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.  The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.          Securities

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2015 and December 31, 2014 are as follows:

	At June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$5,969,383	$20,962	$20,166	$5,970,179
Municipal bonds	244,846	2,222	2,140	244,928
	$6,214,229	$23,184	$22,306	$6,215,107
Securities held to maturity:
Municipal bonds	$500,000	$770	$2,172	$498,598
Corporate bonds	756,039	3,790	1,762	758,067
	$1,256,039	$4,560	$3,934	$1,256,665

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$9,582,443	$44,803	$28,014	$9,599,232
Municipal bonds	275,303	2,641	2,470	275,474
	$9,857,746	$47,444	$30,484	$9,874,706
Securities held to maturity:
Municipal bonds	$500,000	$7,460	$-	$507,460
Corporate bonds	756,280	9,095	-	765,375
	$1,256,280	$16,555	$-	$1,272,835

The Bank held no private label residential mortgage-backed securities at June 30, 2015 and December 31, 2014 or during the six months or year then ended, respectively.

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2015
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	248,327	247,728	-	-
After 5 years through 10 years	1,292,776	1,290,790	756,039	758,067
Over 10 years	4,673,126	4,676,589	500,000	498,598
	$6,214,229	$6,215,107	$1,256,039	$1,256,665

	At December 31, 2014
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	319,751	321,553	-	-
After 5 years through 10 years	1,592,829	1,605,510	756,280	765,375
Over 10 years	7,945,166	7,947,643	500,000	507,460
	$9,857,746	$9,874,706	$1,256,280	$1,272,835

The Bank sold or had called $2.7 million and $3.8 million, respectively, in securities available for sale during the six months ended June 30, 2015 and 2014. From those sale transactions, the Bank realized (loss) gain of $(100) and $11,374, respectively, for the same periods.

Securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$4,202,539	$20,166	$-	$-	$4,202,539	$20,166
Municipal bonds	247,827	2,173	79,284	2,140	327,111	4,313
	$4,450,366	$22,339	$79,284	$2,140	$4,529,650	$24,479

Securities held to maturity:
Corporate bonds	$250,568	$1,762	$-	$-	$250,568	$1,762

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$-	$-	$2,643,582	$28,014	$2,643,582	$28,014
Municipal bonds	-	-	107,186	2,470	107,186	2,470
	$-	$-	$2,750,768	$30,484	$2,750,768	$30,484

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.9 million and $1.8 million at June 30, 2015 and December 31, 2014, respectively.

Note 3.          Loans

Loans at June 30, 2015 and December 31, 2014 are summarized as follows:

	At June 30, 2015		At December 31, 2014
		Percent		Percent
	Balance	of Total	Balance	of Total

Residential owner occupied - first lien	$32,960,086	31.5%	$35,065,264	38.8%
Residential owner occupied - junior lien	4,848,083	4.6%	5,239,183	5.8%
Residential non-owner occupied (investor)	10,212,906	9.7%	9,065,983	10.0%
Commercial owner occupied	12,332,631	11.8%	11,226,313	12.4%
Other commercial loans	43,935,760	42.0%	29,550,727	32.6%
Consumer loans	400,923	0.4%	391,945	0.4%
Total loans	104,690,389	100.0%	90,539,415	100.0%
Net deferred fees, costs and purchase premiums	163,249		167,098
Allowance for loan losses	(800,000)		(722,000)
Total loans, net	$104,053,638		$89,984,513

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

general allowances are established for loan losses on a segment basis for loans that do not meet the definition of impaired loans. The segments are grouped into similar risk characteristics, primarily loan type and regulatory classification. An estimated loss rate is applied to each loan segment. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

●	changes in the types of loans in the loan portfolio and the size of the segment to the entire loan portfolio;

●	changes in the levels of concentration of credit;

●	changes in the number and amount of non-accrual loans, classified loans, past due loans and troubled debt restructurings and other loan modifications;

●	changes in the experience, ability and depth of lending personnel;

●	changes in the quality of the loan review system and the degree of Board oversight;

●	changes in lending policies and procedures;

●	changes in national, state and local economic trends and business conditions; and

●	changes in external factors such as competition and legal and regulatory oversight.

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$195,585	$22,166	$45,765	$99,820	$397,664	$-	$761,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	7,762	-	1,744	-	-	-	9,506
Provision	(20,383)	(1,222)	2,633	(1,159)	49,625	-	29,494
Ending Balance	$182,964	$20,944	$50,142	$98,661	$447,289	$-	$800,000

	For the Three Months Ended June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$242,022	$27,291	$70,133	$78,739	$263,815	$-	$682,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	4,071	-	400	-	-	-	4,471
Provision	(6,608)	(1,345)	(276)	4,018	16,740	-	12,529
Ending Balance	$239,485	$25,946	$70,257	$82,757	$280,555	$-	$699,000

	For the Six Months Ended June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	18,104	-	1,744	-	-	-	19,848
Provision	(63,601)	(4,107)	2,351	8,850	114,659	-	58,152
Ending Balance	$182,964	$20,944	$50,142	$98,661	$447,289	$-	$800,000

	For the Six Months Ended June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$-	$682,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	5,684	-	400	-	-	-	6,084
Provision	(10,487)	(758)	(477)	10,006	12,632	-	10,916
Ending Balance	$239,485	$25,946	$70,257	$82,757	$280,555	$-	$699,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$182,964	$20,944	$50,142	$98,661	$447,289	$-	$800,000
Ending balance: individually evaluated for impairment	$11,000	$-	$-	$-	$-	$-	$11,000
Ending balance: collectively evaluated for impairment	$171,964	$20,944	$50,142	$98,661	$447,289	$-	$789,000
Loans:
Ending balance	$32,960,086	$4,848,083	$10,212,906	$12,332,631	$43,935,760	$400,923	$104,690,389
Ending balance: individually evaluated for impairment	$201,477	$-	$112,487	$-	$-	$-	$313,964
Ending balance: collectively evaluated for impairment	$32,758,609	$4,848,083	$10,100,419	$12,332,631	$43,935,760	$400,923	$104,376,425

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Loans:
Ending balance	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415
Ending balance: individually evaluated for impairment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Ending balance: collectively evaluated for impairment	$34,595,654	$5,229,766	$8,949,940	$11,226,313	$29,550,727	$391,945	$89,944,345

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$32,758,609	$4,848,083	$9,607,003	$12,332,631	$43,575,941	$400,923	$103,523,190
Special Mention	-	-	-	-	-	-	-
Substandard	201,477	-	605,903	-	359,819	-	1,167,199
Doubtful	-	-	-	-	-	-	-
Total	$32,960,086	$4,848,083	$10,212,906	$12,332,631	$43,935,760	$400,923	$104,690,389

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$34,595,654	$5,229,766	$8,452,784	$11,226,313	$29,184,051	$391,945	$89,080,513
Special Mention	-	-	-	-	-	-	-
Substandard	469,610	9,417	613,199	-	366,676	-	1,458,902
Doubtful	-	-	-	-	-	-	-
Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as a “Pass” rating.

●     Pass (risk ratings 1-6) – risk ratings one to four are deemed “acceptable”. Risk rating five is “acceptable with care” and risk rating six is a “watch credit”.

●     Special mention (risk rating 7) - a special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

●     Substandard (risk rating 8) - substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●     Doubtful (risk rating 9) - loans classified as doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

●     Loss (risk rating 10) - loans classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$32,455,994	$4,848,083	$10,212,906	$12,332,631	$43,935,760	$400,923	$104,186,297
30-59 days past due	357,682	-	-	-	-	-	357,682
60-89 days past due	-	-	-	-	-	-	-
Greater than 90 days past due	146,410	-	-	-	-	-	146,410
Total past due	504,092	-	-	-	-	-	504,092
Total	$32,960,086	$4,848,083	$10,212,906	$12,332,631	$43,935,760	$400,923	$104,690,389

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$34,467,787	$5,229,766	$9,065,983	$11,226,313	$29,550,727	$391,945	$89,932,521
30-59 days past due	127,867	-	-	-	-	-	127,867
60-89 days past due	-	-	-	-	-	-	-
Greater than 90 days past due	469,610	9,417	-	-	-	-	479,027
Total past due	597,477	9,417	-	-	-	-	606,894
Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

The following tables are a summary of impaired loans by portfolio segment at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$201,477	$-	$112,487	$-	$-	$-	$313,964
Unpaid Principal Balance	201,477	-	112,487	-	-	-	313,964

With an allowance recorded:
Recorded Investment	$-	$-	$-	$-	$-	$-	$-
Unpaid Principal Balance	-	-	-	-	-	-	-
Related Allowance	-	-	-	-	-	-	-

Total impaired loans:
Recorded Investment	$201,477	$-	$112,487	$-	$-	$-	$313,964
Unpaid Principal Balance	201,477	-	112,487	-	-	-	313,964
Related Allowance	-	-	-	-	-	-	-

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	-	-	-	595,070

With an allowance recorded:
Recorded Investment	$-	$-	$-	$-	$-	$-	$-
Unpaid Principal Balance	-	-	-	-	-	-	-
Related Allowance	-	-	-	-	-	-	-

Total impaired loans:
Recorded Investment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	-	-	-	595,070
Related Allowance	-	-	-	-	-	-	-

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$146,410	$-	$113,198	$-	$-	$-	$259,608
Interest income that would have been recognized	2,462	-	-	-	-	-	2,462
Interest income recognized (cash basis)	728	-	-	-	-	-	728
Interest income foregone (recovered)	1,734	-	-	-	-	-	1,734

With an allowance recorded:
Average recorded investment	$27,534	$-	$-	$-	$-	$-	$27,534
Interest income that would have been recognized	122	-	-	-	-	-	122
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	122	-	-	-	-	-	122

Total impaired loans:
Average recorded investment	$173,944	$-	$113,198	$-	$-	$-	$287,142
Interest income that would have been recognized	2,584	-	-	-	-	-	2,584
Interest income recognized (cash basis)	728	-	-	-	-	-	728
Interest income foregone (recovered)	1,856	-	-	-	-	-	1,856

	For the Three Months Ended June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$180,318	$9,417	$121,392	$-	$-	$-	$311,127
Interest income that would have been recognized	1,783	99	-	-	-	-	1,882
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	1,783	99	-	-	-	-	1,882

With an allowance recorded:
Average recorded investment	$-	$-	$-	$-	$-	$-	$-
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

Total impaired loans:
Average recorded investment	$180,318	$9,417	$121,392	$-	$-	$-	$311,127
Interest income that would have been recognized	1,783	99	-	-	-	-	1,882
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	1,783	99	-	-	-	-	1,882

	For the Six Months Ended June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$254,143	$3,139	$114,146	$-	$-	$-	$371,428
Interest income that would have been recognized	8,074	98	-	-	-	-	8,172
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone (recovered)	(11,552)	(513)	-	-	-	-	(12,065)

With an allowance recorded:
Average recorded investment	$18,356	$-	$-	$-	$-	$-	$18,356
Interest income that would have been recognized	122	-	-	-	-	-	122
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	122	-	-	-	-	-	122

Total impaired loans:
Average recorded investment	$272,499	$3,139	$114,146	$-	$-	$-	$389,784
Interest income that would have been recognized	8,196	98	-	-	-	-	8,294
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone (recovered)	(11,430)	(513)	-	-	-	-	(11,943)

	For the Six Months Ended June 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$180,607	$9,417	$122,663	$-	$244,410	$-	$557,097
Interest income that would have been recognized	3,554	197	-	-	4,934	-	8,685
Interest income recognized (cash basis)	-	-	-	-	7,805	-	7,805
Interest income foregone (recovered)	3,554	197	-	-	(2,871)	-	880

With an allowance recorded:
Average recorded investment	$-	$-	$-	$-	$-	$-	$-
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

Total impaired loans:
Average recorded investment	$180,607	$9,417	$122,663	$-	$244,410	$-	$557,097
Interest income that would have been recognized	3,554	197	-	-	4,934	-	8,685
Interest income recognized (cash basis)	-	-	-	-	7,805	-	7,805
Interest income foregone (recovered)	3,554	197	-	-	(2,871)	-	880

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at June 30, 2015 and December 31, 2014:

	At June 30,	At December 31,
	2015	2014
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$-	$-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	112,487	116,043
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired performing loans	112,487	116,043

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	201,477	469,610
Residential owner occupied - junior lien	-	9,417
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired nonperforming loans (nonaccrual):	201,477	479,027
Total impaired loans	$313,964	$595,070

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

There were no TDRs modified during the three or six months ended June 30, 2015 and 2014. In addition, the Company has no commitments to lend additional funds to borrowers whose loans have been restructured.

Note 5.          Deposits

Deposits were comprised of the following at June 30, 2015 and December 31, 2014:

	At June 30, 2015		At December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$7,937,515	8.0%	$9,744,047	10.1%
Interest-bearing checking	5,898,935	6.0%	5,148,677	5.3%
Savings	2,909,864	3.0%	2,286,801	2.4%
Premium savings	21,391,674	21.7%	21,618,919	22.3%
IRA savings	6,507,439	6.6%	7,304,321	7.5%
Money market	10,853,577	11.0%	10,587,572	10.9%
Certificates of deposit	43,041,990	43.7%	40,214,550	41.5%
Total deposits	$98,540,994	100.0%	$96,904,887	100.0%

Certificates of deposit scheduled maturities are as follows:

	At June 30, 2015	At December 31, 2014
Period to Maturity:
Less than or equal to one year	$19,300,760	$18,314,343
More than one to two years	9,317,932	6,043,772
More than two to three years	6,842,076	6,696,340
More than three to four years	6,187,238	7,280,817
More than four to five years	1,393,984	1,879,278
Total certificates of deposit	$43,041,990	$40,214,550

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	At June 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$5,970,179	$-	$5,970,179	$-
Municipal bonds	244,928	-	244,928	-
Total securities available for sale	$6,215,107	$-	$6,215,107	$-

	At December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$9,599,232	$-	$9,599,232	$-
Municipal bonds	275,474	-	275,474	-
Total securities available for sale	$9,874,706	$-	$9,874,706	$-

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

	At June 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Nonperforming impaired loans:
Residential owner occupied - first lien	$201,477	$-	$-	$201,477
Residential owner occupied - junior lien	-	-	-	-
Residential non-owner occupied (investor)	112,487	-	-	112,487
Total nonperforming impaired loans	$313,964	$-	$-	$313,964

Foreclosed real estate	$52,964	$-	$-	$52,964

	At December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Nonperforming impaired loans:
Residential owner occupied - first lien	$469,610	$-	$-	$469,610
Residential owner occupied - junior lien	9,417	-	-	9,417
Residential non-owner occupied (investor)	116,043	-	-	116,043
Total nonperforming impaired loans	$595,070	$-	$-	$595,070

Foreclosed real estate	$52,964	$-	$-	$52,964

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2014	$1,049,038	$462,005
Total realized and unrealized gains (losses):
Included in net income	-	(2,632)
Settlements	(749,397)	(406,409)
Transfers in and/or out of Level 3	295,429	-
Balance, December 31, 2014	$595,070	$52,964
Total realized and unrealized gains (losses):
Included in net income	-	-
Settlements	(194,503)	-
Transfers in and/or out of Level 3	(86,603)	-
Balance, June 30, 2015	$313,964	$52,964

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

The estimated fair values of the Company’s financial instruments were as follows:

	At June 30, 2015
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,901,101	$2,901,101	$-	$2,901,101	$-
Securities available for sale	6,215,107	6,215,107	-	6,215,107	-
Securities held to maturity	1,256,039	1,256,665	-	1,256,665	-
Loans, net of allowance for loan losses	104,053,638	105,409,000	-	-	105,409,000
Foreclosed assets	52,964	52,964	-	-	52,964
Bank-owned life insurance	2,079,417	2,079,417	-	2,079,417	-
Other equity securities	805,496	805,496	-	-	805,496

Financial instruments - liabilities:
Deposits	$98,540,994	$98,582,000	$-	$98,582,000	$-
Federal Home Loan Bank advances	13,000,000	13,164,000	-	13,164,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

	At December 31, 2014
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$3,102,936	$3,102,936	$-	$3,102,936	$-
Securities available for sale	9,874,706	9,874,706	-	9,874,706	-
Securities held for sale	1,256,280	1,272,835	-	1,272,835	-
Loans, net of allowance for loan losses	89,984,513	91,718,000	-	-	91,718,000
Foreclosed assets	52,964	52,964	-	-	52,964
Bank-owned life insurance	2,051,646	2,051,646	-	2,051,646	-
Other equity securities	605,596	605,596	-	-	605,596

Financial instruments - liabilities:
Deposits	$96,904,887	$96,864,887	$-	$96,864,887	$-
Federal Home Loan Bank advances	8,000,000	8,179,000	-	8,179,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier I and common equity tier 1 capital to risk weighted assets, tier 1 leverage to average assets and tangible capital to tangible assets. Management believes, as of June 30, 2015, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios at June 30, 2015 and December 31, 2014 are presented in the table below:

	At June 30, 2015
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,277,386	18.1%	$7,192,220	8.0%	$8,990,275	10.0%
Tier 1 capital to risk-weighted assets	15,477,386	17.2%	5,394,165	6.0%	7,192,220	8.0%
Common equity tier 1 capital to risk-weighted assets	15,477,386	17.2%	4,045,624	4.5%	5,843,678	6.5%
Tier 1 leverage to average assets	15,477,386	12.9%	4,785,942	4.0%	5,982,427	5.0%
Tangible capital to tangible assets	15,477,913	12.1%	N/A	N/A	N/A	N/A

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$11,049,639	14.8%	$5,968,618	8.0%	$7,460,773	10.0%
Tier 1 capital to risk-weighted assets	10,327,639	13.8%	2,984,309	4.0%	4,476,464	6.0%
Common equity tier 1 capital to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	10,327,639	9.2%	4,515,721	4.0%	5,644,651	5.0%
Tangible capital to tangible assets	10,337,815	8.9%	1,738,590	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using GAAP and the Bank’s regulatory capital amounts:

	At June 30,	At December 31,
	2015	2014
Consolidated GAAP equity	$16,220,532	$10,750,497
Consolidated equity in excess of Bank equity	(742,619)	(412,682)
Bank GAAP equity - Tangible capital	15,477,913	10,337,815
Less:
Accumulated other comprehensive income, net of tax	527	10,176
Disallowed deferred tax assets	-	-
Common equity tier 1 capital	15,477,386	10,327,639
Plus:
Additional tier 1 capital	-	-
Tier 1 capital	15,477,386	10,327,639
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	800,000	722,000
Total risk-based capital	$16,277,386	$11,049,639

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

The calculation of net income per common share for the three and six months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Net Income available to common shareholders	$74,920	$81,888	$130,335	$155,073
Weighted average number of shares used in:
Basic number of shares	921,028	532,892	872,598	469,552
Adjustment for common share equivalents	19,452	13,719	17,202	13,407
Diluted number of shares	940,480	546,611	889,800	482,959
Basic net income per common share	$0.08	$0.15	$0.15	$0.33
Diluted net income per common share	$0.08	$0.15	$0.15	$0.32

On March 26, 2015, the Company declared a 20% stock dividend paid on May 1, 2015 to stockholders of record on April 10, 2015. As a result, the earnings per share calculations for the periods presented have been revised to reflect the impact of the stock dividend.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at June 30, 2015 and December 31, 2014. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

We offer a variety of deposit products, including savings accounts, certificates of deposit, money market accounts, business and retail noninterest and interest bearing checking accounts and individual retirement accounts. We have two full service branches with each providing a drive-through facility and automated teller machine, or ATM, for our customers’ convenience. We opened a loan production office in Bethesda, Maryland and recently received regulatory approval to convert the office to a full service branch.

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

The following table summarizes the highlights of our financial performance for the three and six month periods ended June 30, 2015 compared to the three and six month periods ended June 30, 2014 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	$ Change	% Change
Net income	$75	$82	$(7)	-8.5%
Basic earnings per share	0.08	0.15	(0.07)	-46.7%
Diluted earnings per share	0.08	0.15	(0.07)	-46.7%

Interest income	1,237	1,116	121	10.8%
Interest expense	155	165	(10)	-6.1%
Net interest income	1,082	951	131	13.8%
Noninterest income	47	62	(15)	-24.2%
Noninterest expense	985	853	132	15.5%

Average Loans	99,822	87,393	12,429	14.2%
Average Earning Assets	114,227	104,890	9,337	8.9%
Average Interest-Bearing Liabilities	95,998	94,574	1,424	1.5%

Return on average assets	0.25%	0.30%
Return on average equity	1.88%	3.17%
Net interest margin	3.80%	3.64%

(unaudited)	For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	$ Change	% Change
Net income	$130	$155	$(25)	-16.1%
Basic earnings per share	0.15	0.33	(0.18)	-54.5%
Diluted earnings per share	0.15	0.32	(0.17)	-53.1%

Interest income	2,417	2,193	224	10.2%
Interest expense	311	332	(21)	-6.3%
Net interest income	2,106	1,861	245	13.2%
Noninterest income	91	109	(18)	-16.5%
Noninterest expense	1,941	1,717	224	13.0%

Average Loans	96,083	85,941	10,142	11.8%
Average Earning Assets	113,389	102,817	10,572	10.3%
Average Interest-Bearing Liabilities	95,883	93,767	2,116	2.3%

Return on average assets	0.22%	0.29%
Return on average equity	1.72%	3.29%
Net interest margin	3.75%	3.65%

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

	For the Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$99,822	$1,186	4.77%	$87,393	$1,057	4.85%
Investment securities	7,826	33	1.69%	9,762	48	1.97%
Certificates of deposit	3,051	11	1.45%	1,935	4	0.83%
Interest-earning deposits	3,528	7	0.80%	5,800	7	0.48%
Total interest-earning assets	114,227	1,237	4.34%	104,890	1,116	4.27%
Noninterest-earning assets	5,422			5,711
Total assets	$119,649			$110,601

Interest-bearing liabilities:
Savings	$31,253	17	0.22%	$33,249	22	0.27%
Certificates of deposit	39,731	96	0.97%	38,347	100	1.05%
Money market	11,085	10	0.36%	11,630	13	0.45%
Interest-bearing checking	5,874	1	0.07%	5,340	1	0.08%
Total interest-bearing deposits	87,943	124	0.57%	88,566	136	0.62%
Federal Home Loan Bank advances	8,055	31	1.54%	6,008	29	1.94%
Total interest-bearing liabilities	95,998	155	0.65%	94,574	165	0.70%
Noninterest-bearing deposits	7,454			5,451
Noninterest-bearing liabilities	245			220
Total liabilities	103,697			100,245
Equity	15,952			10,356
Total liabilities and capital	$119,649			$110,601
Net interest income		$1,082			$951
Net interest rate spread (1)			3.69%			3.57%
Net interest-earning assets (2)	$18,229			$10,316
Net interest margin (3)			3.80%			3.64%

Average interest-earning assets to interest-bearing liabilities	118.99%			110.91%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$96,083	$2,297	4.82%	$85,941	$2,068	4.85%
Investment securities	8,492	82	1.95%	10,698	103	1.94%
Certificates of deposit	3,077	21	1.38%	1,896	9	0.96%
Interest-earning deposits	5,737	17	0.60%	4,282	13	0.61%
Total interest-earning assets	113,389	2,417	4.30%	102,817	2,193	4.30%
Noninterest-earning assets	5,627			5,995
Total assets	$119,016			$108,812

Interest-bearing liabilities:
Savings	$31,308	34	0.22%	$33,091	44	0.27%
Certificates of deposit	39,764	194	0.98%	38,177	202	1.07%
Money market	11,053	20	0.36%	11,307	25	0.45%
Interest-bearing checking	5,722	2	0.07%	5,297	2	0.08%
Total interest-bearing deposits	87,847	250	0.57%	87,872	273	0.63%
Federal Home Loan Bank advances	8,036	61	1.53%	5,895	59	2.02%
Total interest-bearing liabilities	95,883	311	0.65%	93,767	332	0.71%
Noninterest-bearing deposits	7,539			5,328
Noninterest-bearing liabilities	271			208
Total liabilities	103,693			99,303
Equity	15,323			9,509
Total liabilities and capital	$119,016			$108,812
Net interest income		$2,106			$1,861
Net interest rate spread (1)			3.65%			3.59%
Net interest-earning assets (2)	$17,506			$9,050
Net interest margin (3)			3.75%			3.65%

Average interest-earning assets to interest-bearing liabilities	118.26%			109.65%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30,
	2015 vs 2014
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$150	$(17)	$(4)	$129
Investment securities	(10)	(6)	1	(15)
Certificates of deposit	2	3	2	7
Interest-earning deposits	(3)	6	(2)	1
Total interest income (1)	99	18	4	121

Interest expense on:
Savings	(1)	(4)	-	(5)
Certificates of deposit	4	(8)	-	(4)
Money market	(1)	(2)	-	(3)
Interest-bearing checking	-	-	-	-
Total interest-bearing deposits	(1)	(11)	-	(12)
Federal Home Loan Bank advances	10	(8)	-	2
Total interest expense (1)	2	(12)	-	(10)

Change in net interest income	$97	$30	$4	$131

	For the Six Months Ended June 30,
	2015 vs 2014
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$244	$(13)	$(2)	$229
Investment securities	(21)	-	-	(21)
Certificates of deposit	6	4	2	12
Interest-earning deposits	4	-	-	4
Total interest income (1)	224	-	-	224

Interest expense on:
Savings	(2)	(8)	-	(10)
Certificates of deposit	8	(15)	(1)	(8)
Money market	(1)	(4)	-	(5)
Interest-bearing checking	-	-	-	-
Total interest-bearing deposits	-	(23)	-	(23)
Federal Home Loan Bank advances	21	(14)	(5)	2
Total interest expense (1)	7	(27)	(1)	(21)

Change in net interest income	$217	$27	$1	$245

(1)

The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and June 30, 2014

General. Net income decreased by $7,000 to $75,000 for the three months ended June 30, 2015 compared to $82,000 for the same period in 2014. The decrease in net income for the three month period is primarily attributable to the employee costs to expand our lending footprint into the Washington Metropolitan area and Howard County and the impact of loan loss provisions recorded for $6.1 million in loan balance growth during the three months ended June 30, 2015.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $132,000, or 13.8%, during the three months ended June 30, 2015 compared to the same period in 2014, as a result of an increase in average earning assets of $9.3 million, or 8.9%, and a decline in interest expense. Our net interest rate spread increased to 3.69% for the three months ended June 30, 2015 compared to 3.57% for the three months ended June 30, 2014.

Interest Income. Interest income increased to $1.2 million for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014. Almost all of the increase was attributable to loan interest income resulting from the $12.4 million, or 14.2%, increase in average loan balances for the three months ended June 30, 2015 compared to the same period last year.

Interest Expense. Interest expense decreased by $10,000, or 6.1%, to $155,000 for the three months ended June 30, 2015 compared to $165,000 for the three months ended June 30, 2014. This decrease was entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 5 basis points, or 8.1%. The drop in average rates was attributable to the decline of interest rates on savings deposits, certificates of deposit and money market deposits. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at significantly lower interest rates and to lower the rates on our non-maturing interest bearing deposits over the last 12 months.

Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. This evaluation is inherently subjective as the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. The allowance for loan losses is assessed on a quarterly basis and provisions for loan losses are made as required in order to maintain the allowance.

Based on management’s evaluation of the above factors, the provision for loan losses increased to $29,000 for the three months ended June 30, 2015 compared to $13,000 for the three months ended June 30, 2014. The increase in the provision for loan losses was due to an increase in loan balances of $6.1 million and a specific reserve recorded on one residential mortgage loan of $11,000 during the three months ended June 30, 2015 compared to an increase in loan balances of $3.7 million during the three months ended June 30, 2014. This was partially offset by $10,000 collected in loan loss recoveries during the three months ended June 30, 2015 compared to $4,000 for the same period last year.

The allowance for loan losses represented 0.76% of gross loans at June 30, 2015, 0.80% at December 31, 2014 and 0.79% of gross loans at June 30, 2014.

Management believes, to the best of their knowledge, that all known losses as of June 30, 2015 have been recorded and based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Noninterest Income. Noninterest income was $47,000 for the three months ended June 30, 2015 compared to $62,000 for the same period in 2014. The $14,000 decrease in noninterest income was primarily attributable to a gain recognized on the sale of an OREO property of $11,000 during the three months ended June 30, 2014; we had no sales of OREO property during the 2015 period.

Noninterest Expenses. Noninterest expenses increased by $132,000, or 15.5%, to $985,000 for the three months ended June 30, 2015 compared to $853,000 during the same period in 2014. The increase was primarily due to a $108,000, or 25.8%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our lending area along with merit salary increases and an increase in the 401K employer match resulting from the increase in the match percentage with the conversion of our 401K plan to a safe harbor plan in 2015. In addition, directors’ fees increased by $15,000, or 42.2%, due to the increase in the number of directors and professional fees increased by $14,000 due to the costs incurred for the stock dividend paid in May 2015 and the increase in costs for the annual meeting and related materials.

Income Tax Expense. Income tax expense amounted to $41,000 and $65,000, respectively, for the three months ended June 30, 2015 and 2014, resulting in effective tax rates of 35.1% and 44.1%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and June 30, 2014

General. Net income decreased by $25,000 to $130,000 for the six months ended June 30, 2015 compared to $155,000 for the same period in 2014. The decrease in net income for the three month period is primarily attributable to the employee costs to expand our lending footprint into the Washington Metropolitan area and Howard County and the impact of loan loss provisions recorded for $14.2 million in loan balance growth during the six months ended June 30, 2015.

Net Interest Income. Net interest income increased by $245,000, or 13.2%, during the six months ended June 30, 2015 compared to the same period in 2014, as a result of an increase in average earning assets of $10.6 million, or 10.3%, and a decline in interest expense. Our net interest rate spread increased to 3.65% for the six months ended June 30, 2015 compared to 3.59% for the six months ended June 30, 2014.

Interest Income. Interest income increased to $2.4 million for the six months ended June 30, 2015 compared to $2.2 million for the six months ended June 30, 2014. Almost all of the increase was attributable to loan interest income resulting from the $10.1 million, or 11.8%, increase in average loan balances during the six months ended June 30, 2015 compared to the same period last year.

Interest Expense. Interest expense decreased by $21,000, or 6.3%, to $311,000 for the six months ended June 30, 2015 compared to $332,000 for the six months ended June 30, 2014. This decrease was almost entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 6 basis points, or 9.5%. The drop in average rates was primarily attributable to the decline of interest rates on savings deposits, certificates of deposit and money market deposits. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at significantly lower interest rates and to lower the rates on our non-maturing interest bearing deposits over the last 12 months.

Provision for Loan Losses. The provision for loan losses increased to $58,000 for the six months ended June 30, 2015 compared to $11,000 for the six months ended June 30, 2014. The increase in the provision for loan losses was due to an increase in loan balances of $14.2 million and a specific reserve recorded on one residential mortgage loan of $11,000 during the six months ended June 30, 2015 compared to an increase in loan balances of $3.9 million during the six months ended June 30, 2014. This was partially offset by $20,000 collected in loan loss recoveries during the six months ended June 30, 2015 compared to $6,000 for the same period last year.

Noninterest Income. Noninterest income was $91,000 for the six months ended June 30, 2015 compared to $109,000 for the same period in 2014. The $18,000 decrease in noninterest income was attributable to various items. We recognized $11,000 in gains on sale of securities during the six months ended June 30, 2014, compared to a negligible loss during the six months ended June 30, 2015. In addition, customer service fees decreased by $4,000 due a decline in overdraft fee collections and loan fee income decreased by $4,000 due to a decline loan processing fees for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Noninterest Expenses. Noninterest expenses increased by $224,000, or 13.0%, to $1.9 million for the six months ended June 30, 2015 compared to $1.7 million during the same period in 2014. The increase was primarily due to a $209,000, or 24.2%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our lending area along with merit salary increases and an increase in the 401K employer match resulting from the increase in the match percentage with the conversion of our 401K plan to a safe harbor plan in 2015. In addition, directors’ fees increased by $29,000, or 38.7%, due to the increase in the number of directors and premises and equipment increased by $11,000, or 6.5%, due to the purchase of software licenses and subscription services for loan compliance and commercial real estate listings. These items were partially offset by a decrease of $22,000, or 13.9%, in other operating expenses due to a decline in advertising expenditures and personnel costs along with a decrease in data processing costs of $10,000, or 4.6%, as 2014 included costs for an operations overview study by our core processor.

Income Tax Expense. Income tax expense amounted to $68,000 and $87,000, respectively, for the six months ended June 30, 2015 and 2014, resulting in effective tax rates of 34.4% and 36.0%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014.

Assets. Total assets increased by $12.2 million, or 10.5%, to $128.1 million at June 30, 2015 compared to $115.9 million at December 31, 2014, primarily due to the volume of loan originations resulting in an increase in loans, net of allowance for loan losses of $14.1 million. This loan growth was funded by an increase in capital resulting from the private placement offering of our common stock that closed in January 2015 along with additional FHLB advances of $5.0 million and an increase in deposits.

Loans. Net loans increased by $14.1 million to $104.1 million at June 30, 2015 compared to $90.0 million at December 31, 2014. New loan originations of $22.2 million during the six month period ending June 30, 2015 were partially offset by loan payoffs of $4.6 million and scheduled principal repayments of $3.4 million.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $201,000 and $254,000, respectively, at June 30, 2015 compared to $479,000 and $532,000, respectively, at December 31, 2014. The ratio of nonperforming loans to total loans was 0.19% at June 30, 2015 compared to 0.53% at December 31, 2014. In addition, our ratio of nonperforming assets to total assets was 0.20% at June 30, 2015 compared to 0.46% at December 31, 2014.

Deposits. Deposits increased by $1.6 million, or 1.7%, to $98.5 million at June 30, 2015 from $96.9 million at December 31, 2014. This increase is due to the rise in brokered certificates of deposits partially offset by a decline in noninterest bearing deposits. The decrease in noninterest bearing deposits is due to $2.9 million in funds being held in escrow for the private placement offering at December 31, 2014. Those funds were transferred to capital in January 2015 along with additional funds collected in January as part of the closing of the offering. Ignoring the impact of the offering escrow, noninterest and interest bearing checking deposits would have increased by $1.8 million, or 15.4%, compared to December 31, 2014. We continue to focus our efforts on improving our funding mix and increasing core deposits.

Stockholders’ Equity. Stockholders’ equity increased by $5.5 million, or 50.9%, to $16.2 million at June 30, 2015 from $10.8 million at December 31, 2014. The increase was the result of our private placement offering that closed on January 23, 2015. Gross proceeds from the offering were approximately $5.1 million before expenses. In addition, some of the warrants issued as part of our rights offering in 2014 were exercised during the six months ended June 30, 2015, adding $361,000 to capital.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows including brokered deposits, loan repayments, advances from the Federal Home Loan Bank of Atlanta, the sale of securities available for sale, and short-term lines of credit with correspondent banks. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2015.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At June 30, 2015, cash and cash equivalents totaled $8.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2015, we had $7.7 million in loan origination commitments outstanding and $7.3 million in unused available lines of credit. Certificates of deposit due within one year of June 30, 2015 totaled $19.3 million, or 19.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, acquiring brokered deposits, Federal Home Loan Bank advances and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2015.

Our primary investing activity is originating loans. During the six months ended June 30, 2015, we originated $22.2 million in loans.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the six months ended June 30, 2015 of $1.6 million, or 1.7%. At December 31, 2014, deposits included $2.9 million in funds being held in escrow for the private placement offering. Those funds were transferred to capital in January 2015 along with additional funds collected in January as part of the closing of the offering. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances totaled $13.0 million at June 30, 2015 and we had the ability to borrow up to an additional $10.2 million from the Federal Home Loan Bank of Atlanta and $10.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, up to 15% of total deposits, as a funding source. At June 30, 2015, we had $8.7 million in brokered CDs and the ability to acquire up to $6.3 million in additional brokered deposits.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at June 30, 2015 and December 31, 2014 are as follows:

	At June 30,	At December 31,
(in thousands)	2015	2014
Commitments to extend credit:
Consumer loans	$863	$450
Commercial loans	4,312	4,806
	5,175	5,256
Commitments under available lines of credit:
Consumer loans	4,208	4,308
Commercial loans	3,102	1,883
	7,310	6,191
Total Commitments	$12,485	$11,447

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counterparty. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that all of our customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2015 or December 31, 2014 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the six months ended June 30, 2015, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

●

statements about our business plans, prospects, goals and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate lending and related products, (ii) increasing core deposits and improving our funding mix, and (iii) retention of maturing certificates of deposit;

●	statements with respect to the impact of off-balance sheet arrangements;

●	statements regarding adequate liquidity for our short- and long-term needs;

●	statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recorded and expected changes in the allowance; and

●	statement regarding the impact of any pending legal proceedings.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board; and

●

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and other within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2015.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

CARROLL BANCORP, INC.

Date: August 10, 2015	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)