Form 10-Q
period 2015-09-30
Carroll Bancorp, Inc.
filed 2015-11-09
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 978,778 shares of common stock outstanding at November 6, 2015.

CARROLL BANCORP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,323,931	$1,181,951
Interest-bearing deposits with depository institutions	9,127,948	5,727,440
Cash and cash equivalents	10,451,879	6,909,391
Certificates of deposit with depository institutions	2,900,511	3,102,936
Securities available for sale, at fair value	5,435,301	9,874,706
Securities held to maturity (fair value September 30, 2015 $1,269,447 and December 31, 2014 $1,272,835)	1,255,936	1,256,280
Loans, net of allowance for loan losses - September 30, 2015 $842,000 and December 31, 2014 $722,000	110,929,248	89,984,513
Accrued interest receivable	332,757	295,916
Other equity securities, at cost	932,996	605,596
Bank-owned life insurance	2,093,621	2,051,646
Premises and equipment, net	1,305,259	1,260,966
Foreclosed assets	52,964	52,964
Other assets	532,087	511,079
Total assets	$136,222,559	$115,905,993

Liabilities:
Deposits
Noninterest-bearing	$7,556,572	$9,744,047
Interest-bearing	97,638,893	87,160,840
Total deposits	105,195,465	96,904,887
Federal Home Loan Bank Advances	14,500,000	8,000,000
Other liabilities	322,502	250,609
Total liabilities	120,017,967	105,155,496

Stockholders' Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 978,778 shares at September 30, 2015 and 488,409 shares at December 31, 2014	9,788	4,884
Additional paid-in capital	12,805,732	4,873,447
Unallocated ESOP shares	(285,447)	(285,447)
Unearned RSP shares	(167,224)	(170,217)
Retained earnings	3,826,674	6,317,654
Accumulated other comprehensive income	15,069	10,176
Total stockholders' equity	16,204,592	10,750,497
Total liabilities and stockholders' equity	$136,222,559	$115,905,993

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans	$1,277,344	$1,062,940	$3,574,693	$3,130,842
Securities available for sale	23,751	44,389	79,427	147,483
Securities held to maturity	13,209	5,133	39,593	5,133
Certificates of deposit	10,456	8,994	31,534	17,537
Interest-earning deposits	8,558	4,983	25,629	18,358
Total interest income	1,333,318	1,126,439	3,750,876	3,319,353
Interest expense:
Deposits	126,823	130,391	376,492	403,234
Borrowings	34,493	30,382	95,953	89,199
Total interest expense	161,316	160,773	472,445	492,433
Net interest income	1,172,002	965,666	3,278,431	2,826,920
Provision for loan losses	35,165	3,533	93,317	14,449
Net interest income after provision for loan losses	1,136,837	962,133	3,185,114	2,812,471
Non-interest income:
Gain on sale of securities	1,136	-	1,036	11,374
Gain on loans held for sale	3,063	-	5,250	855
Loss on sale of OREO	-	-	-	(2,632)
Increase in cash surrender value - life insurance	14,204	14,957	41,975	44,549
Customer service fees	23,240	21,959	63,652	66,589
Loan fee income	7,182	4,831	20,001	21,336
Other income	2,663	2,704	10,917	11,684
Total non-interest income	51,488	44,451	142,831	153,755
Non-interest expense:
Salaries and employee benefits	555,580	412,916	1,630,713	1,278,799
Premises and equipment	111,576	88,960	292,363	258,666
Data processing	115,224	107,289	328,608	331,013
Professional fees	91,231	65,924	249,474	217,333
FDIC insurance	17,094	16,438	51,260	52,807
Directors' fees	55,000	38,100	160,700	114,325
Corporate insurance	10,810	10,445	31,330	31,397
Printing and office supplies	13,369	7,774	30,804	23,186
Other operating expenses	81,524	71,961	217,154	229,567
Total non-interest expenses	1,051,408	819,807	2,992,406	2,537,093
Income before income tax expense	136,917	186,777	335,539	429,133
Income tax expense	55,957	69,296	124,244	156,579
Net income	$80,960	$117,481	$211,295	$272,554

Basic earnings per share	$0.09	$0.22	$0.24	$0.55
Diluted earnings per share	$0.08	$0.21	$0.23	$0.54
Basic weighted average shares outstanding	938,982	535,430	894,969	491,753
Diluted weighted average shares outstanding	961,152	550,415	913,845	505,692

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$80,960	$117,481	$211,295	$272,554

Other comprehensive income (loss) before income tax:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	25,373	(29,753)	9,191	115,952
Less reclassification adjustment for gain on the sale of securities available for sale included in net income	1,136	-	1,036	11,374
Other comprehensive income (loss) before income tax	24,237	(29,753)	8,155	104,578
Income tax effect	9,695	(11,901)	3,262	41,832
Other comprehensive income (loss), net of tax	14,542	(17,852)	4,893	62,746
Total comprehensive income	$95,502	$99,629	$216,188	$335,300

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2015 and 2014

(unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	ESOP	RSP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income (Loss)	Total

Balances at January 1, 2015	$4,884	$4,873,447	$(285,447)	$(170,217)	$6,317,654	$10,176	$10,750,497
Net income					211,295		211,295
Other comprehensive income						4,893	4,893
RSP compensation		34,367					34,367
Private placement offering:
Issuance of 310,848 shares of common stock net of offering costs	3,108	4,962,721					4,965,829
Restricted stock vesting		(2,993)		2,993			-
Stock dividend:
Issuance of 159,898 shares of common stock	1,599	2,700,676			(2,702,275)		-
Warrant exercises	279	370,895					371,174
Stock repurchase	(82)	(133,381)					(133,463)
Balances at September 30, 2015	$9,788	$12,805,732	$(285,447)	$(167,224)	$3,826,674	$15,069	$16,204,592

Balances at January 1, 2014	$3,595	$2,897,054	$(183,319)	$(133,947)	$5,927,209	$(94,894)	$8,415,698
Net income					272,554		272,554
Other comprehensive income						62,746	62,746
RSP compensation		26,364					26,364
Rights offering:
Issuance of 124,982 shares of common stock net of offering costs	1,249	1,896,184					1,897,433
ESOP purchase of 7,498 shares			(119,968)				(119,968)
RSP purchase of 3,749 shares				(59,984)			(59,984)
Warrants exercised	40	63,496					63,536
Balances at September 30, 2014	$4,884	$4,883,098	$(303,287)	$(193,931)	$6,199,763	$(32,148)	$10,558,379

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$211,295	$272,554
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(1,036)	(11,374)
Gain on sale of loans held for sale	(5,250)	(855)
Origination of loans held for sale	(525,000)	(76,000)
Proceeds from sale of loans held for sale	530,250	76,855
Amortization and accretion of securities	96,352	105,601
Amortization of deferred loan costs, net of origination fees	21,566	40,726
Provision for loan losses	93,317	14,449
Loan loss recoveries	26,683	13,551
Loss on sale of real estate acquired through foreclosure	-	2,632
Depreciation of premises and equipment	115,975	118,901
Increase in cash surrender value of bank-owned life insurance	(41,975)	(44,549)
ESOP compensation expense	19,400	13,500
RSP compensation expense	34,367	26,364
(Increase) decrease in deferred tax assets	(37,982)	156,579
(Increase) decrease in accrued interest receivable	(36,841)	2,523
Decrease in other assets	13,713	219,494
Increase in other liabilities	52,492	78,144
Net cash provided by operating activities	567,326	1,009,095
Cash flows from investing activities:
Purchase of securities available for sale	-	(3,783,915)
Purchase of securities held to maturity	-	(1,256,500)
Proceeds from sale and redemption of securities available for sale	3,174,603	4,148,823
Principal collected on securities	1,180,409	1,247,653
Purchase of certificate of deposit investments	-	(1,499,685)
Matured certificate of deposit investments	200,000	249,685
Increase in loans	(21,086,301)	(5,825,744)
Purchase of premises and equipment	(160,267)	(14,478)
Redemption of other equity securities	-	26,100
Purchase of other equity securities	(327,400)	(135,000)
Proceeds from the sale of real estate acquired through foreclosure	-	406,408
Net cash used by investing activities	(17,018,956)	(6,436,653)
Cash flows from financing activities:
Increase in deposits	8,290,578	2,282,307
Proceeds from FHLB advances	23,500,000	5,000,000
Repayment of FHLB advances	(17,000,000)	(4,365,350)
Proceeds from rights offering	-	1,897,433
Proceeds from private placement offering	4,965,829	-
Proceeds from warrant exercises	371,174	63,536
Common stock repurchase	(133,463)	-
Loan to purchase common stock for the ESOP	-	(119,968)
Purchase common stock for RSP	-	(59,984)
Net cash provided by financing activities	19,994,118	4,697,974
Net increase (decrease) in cash and cash equivalents	3,542,488	(729,584)
Cash and cash equivalents, beginning balance	6,909,391	5,029,314
Cash and cash equivalents, ending balance	$10,451,879	$4,299,730

Supplemental disclosure of cash flow information:
Interest paid	$469,642	$491,301
Income tax paid	$196,936	$-

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

The Bank is headquartered in Sykesville, Maryland and is a community-oriented financial institution providing financial services to individuals, families and businesses through three banking offices located in Sykesville, Westminster and, as of September 1, 2015, Bethesda, Maryland. It is regulated and examined by, and operates under the dual supervision of, the Maryland Commissioner of Financial Regulation and the Federal Deposit Insurance Corporation (FDIC). The Bank’s principal deposit products consist of certificates of deposit, various savings and checking accounts , which in turn, fund the Bank’s lending products; namely commercial and residential real estate loans.

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

Accounting Standards Pending Adoption

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”).  Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions.  In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions.  Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would : (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets: (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  To meet those objectives, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.  The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.          Securities

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2015 and December 31, 2014 are as follows:

	At September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$5,166,881	$28,818	$5,523	$5,190,176
Municipal bonds	243,305	2,989	1,169	245,125
	$5,410,186	$31,807	$6,692	$5,435,301
Securities held to maturity:
Municipal bonds	$500,000	$6,312	$-	$506,312
Corporate bonds	755,936	7,199	-	763,135
	$1,255,936	$13,511	$-	$1,269,447

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$9,582,443	$44,803	$28,014	$9,599,232
Municipal bonds	275,303	2,641	2,470	275,474
	$9,857,746	$47,444	$30,484	$9,874,706
Securities held to maturity:
Municipal bonds	$500,000	$7,460	$-	$507,460
Corporate bonds	756,280	9,095	-	765,375
	$1,256,280	$16,555	$-	$1,272,835

The Bank held no private label residential mortgage-backed securities at September 30, 2015 and December 31, 2014 or during the nine months or year then ended, respectively.

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2015
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	230,042	229,955	-	-
After 5 years through 10 years	1,943,309	1,949,758	755,936	763,135
Over 10 years	3,236,835	3,255,588	500,000	506,312
	$5,410,186	$5,435,301	$1,255,936	$1,269,447

	At December 31, 2014
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	319,751	321,553	-	-
After 5 years through 10 years	1,592,829	1,605,510	756,280	765,375
Over 10 years	7,945,166	7,947,643	500,000	507,460
	$9,857,746	$9,874,706	$1,256,280	$1,272,835

The Bank sold or had called $3.2 million and $4.1 million, respectively, in securities available for sale during the nine months ended September 30, 2015 and 2014. From those sale transactions, the Bank realized gains of $1,036 and $11,374, respectively, for the same periods.

Securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$1,910,766	$5,523	$-	$-	$1,910,766	$5,523
Municipal bonds	-	-	79,840	1,169	79,840	1,169
	$1,910,766	$5,523	$79,840	$1,169	$1,990,606	$6,692

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$-	$-	$2,643,582	$28,014	$2,643,582	$28,014
Municipal bonds	-	-	107,186	2,470	107,186	2,470
	$-	$-	$2,750,768	$30,484	$2,750,768	$30,484

The carrying amount of securities pledged as collateral for uninsured public fund deposits was $1.9 million and $1.8 million at September 30, 2015 and December 31, 2014, respectively.

Note 3.          Loans

Loans at September 30, 2015 and December 31, 2014 are summarized as follows:

	At September 30, 2015		At December 31, 2014
		Percent		Percent
	Balance	of Total	Balance	of Total

Residential owner occupied - first lien	$32,612,304	29.2%	$35,065,264	38.8%
Residential owner occupied - junior lien	4,715,440	4.2%	5,239,183	5.8%
Residential non-owner occupied (investor)	11,768,425	10.6%	9,065,983	10.0%
Commercial owner occupied	14,868,723	13.3%	11,226,313	12.4%
Other commercial loans	47,257,097	42.4%	29,550,727	32.6%
Consumer loans	348,414	0.3%	391,945	0.4%
Total loans	111,570,403	100.0%	90,539,415	100.0%
Net deferred fees, costs and purchase premiums	200,845		167,098
Allowance for loan losses	(842,000)		(722,000)
Total loans, net	$110,929,248		$89,984,513

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$182,964	$20,944	$50,142	$98,661	$447,289	$-	$800,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	6,835	-	-	-	-	-	6,835
Provision	(21,544)	(479)	5,546	20,289	31,353	-	35,165
Ending Balance	$168,255	$20,465	$55,688	$118,950	$478,642	$-	$842,000

	For the Three Months Ended September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$239,485	$25,946	$70,257	$82,757	$280,555	$-	$699,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	4,619	-	2,848	-	-	-	7,467
Provision	(12,466)	180	(2,748)	(748)	19,315	-	3,533
Ending Balance	$231,638	$26,126	$70,357	$82,009	$299,870	$-	$710,000

	For the Nine Months Ended September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	24,939	-	1,744	-	-	-	26,683
Provision	(85,145)	(4,586)	7,897	29,139	146,012	-	93,317
Ending Balance	$168,255	$20,465	$55,688	$118,950	$478,642	$-	$842,000

	For the Nine Months Ended September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$-	$682,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	10,303	-	3,248	-	-	-	13,551
Provision	(22,953)	(578)	(3,225)	9,258	31,947	-	14,449
Ending Balance	$231,638	$26,126	$70,357	$82,009	$299,870	$-	$710,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at September 30, 2015 and December 31, 2014:

	At September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$168,255	$20,465	$55,688	$118,950	$478,642	$-	$842,000
Ending balance: individually evaluated for impairment	$11,000	$-	$-	$-	$-	$-	$11,000
Ending balance: collectively evaluated for impairment	$157,255	$20,465	$55,688	$118,950	$478,642	$-	$831,000
Loans:
Ending balance	$32,612,304	$4,715,440	$11,768,425	$14,868,723	$47,257,097	$348,414	$111,570,403
Ending balance: individually evaluated for impairment	$201,411	$-	$108,909	$-	$-	$-	$310,320
Ending balance: collectively evaluated for impairment	$32,410,893	$4,715,440	$11,659,516	$14,868,723	$47,257,097	$348,414	$111,260,083

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance: collectively evaluated for impairment	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Loans:
Ending balance	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415
Ending balance: individually evaluated for impairment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Ending balance: collectively evaluated for impairment	$34,595,654	$5,229,766	$8,949,940	$11,226,313	$29,550,727	$391,945	$89,944,345

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at September 30, 2015 and December 31, 2014:

	At September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$32,410,893	$4,715,440	$11,167,966	$14,868,723	$46,900,730	$348,414	$110,412,166
Special Mention	-	-	-	-	-	-	-
Substandard	201,411	-	600,459	-	356,367	-	1,158,237
Doubtful	-	-	-	-	-	-	-
Total	$32,612,304	$4,715,440	$11,768,425	$14,868,723	$47,257,097	$348,414	$111,570,403

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$34,595,654	$5,229,766	$8,452,784	$11,226,313	$29,184,051	$391,945	$89,080,513
Special Mention	-	-	-	-	-	-	-
Substandard	469,610	9,417	613,199	-	366,676	-	1,458,902
Doubtful	-	-	-	-	-	-	-
Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at September 30, 2015 and December 31, 2014:

	At September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$31,350,632	$4,715,440	$11,768,425	$14,868,723	$47,257,097	$348,414	$110,308,731
30-59 days past due	1,038,239	-	-	-	-	-	1,038,239
60-89 days past due	77,023	-	-	-	-	-	77,023
Greater than 90 days past due	146,410	-	-	-	-	-	146,410
Total past due	1,261,672	-	-	-	-	-	1,261,672
Total	$32,612,304	$4,715,440	$11,768,425	$14,868,723	$47,257,097	$348,414	$111,570,403

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$34,467,787	$5,229,766	$9,065,983	$11,226,313	$29,550,727	$391,945	$89,932,521
30-59 days past due	127,867	-	-	-	-	-	127,867
60-89 days past due	-	-	-	-	-	-	-
Greater than 90 days past due	469,610	9,417	-	-	-	-	479,027
Total past due	597,477	9,417	-	-	-	-	606,894
Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

The following tables are a summary of impaired loans by portfolio segment at September 30, 2015 and December 31, 2014:

	At September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$146,410	$-	$108,909	$-	$-	$-	$255,319
Unpaid Principal Balance	146,410	-	108,909	-	-	-	255,319

With an allowance recorded:
Recorded Investment	$55,001	$-	$-	$-	$-	$-	$55,001
Unpaid Principal Balance	55,001	-	-	-	-	-	55,001
Related Allowance	11,000	-	-	-	-	-	11,000

Total impaired loans:
Recorded Investment	$201,411	$-	$108,909	$-	$-	$-	$310,320
Unpaid Principal Balance	201,411	-	108,909	-	-	-	310,320
Related Allowance	11,000	-	-	-	-	-	11,000

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	-	-	-	595,070

With an allowance recorded:
Recorded Investment	$-	$-	$-	$-	$-	$-	$-
Unpaid Principal Balance	-	-	-	-	-	-	-
Related Allowance	-	-	-	-	-	-	-

Total impaired loans:
Recorded Investment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	-	-	-	595,070
Related Allowance	-	-	-	-	-	-	-

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$146,410	$-	$110,698	$-	$-	$-	$257,108
Interest income that would have been recognized	1,753	-	-	-	-	-	1,753
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	1,753	-	-	-	-	-	1,753

With an allowance recorded:
Average recorded investment	$55,034	$-	$-	$-	$-	$-	$55,034
Interest income that would have been recognized	457	-	-	-	-	-	457
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	457	-	-	-	-	-	457

Total impaired loans:
Average recorded investment	$201,444	$-	$110,698	$-	$-	$-	$312,142
Interest income that would have been recognized	2,210	-	-	-	-	-	2,210
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	2,210	-	-	-	-	-	2,210

	For the Three Months Ended September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$326,186	$9,417	$118,852	$-	$-	$-	$454,455
Interest income that would have been recognized	13,725	101	-	-	-	-	13,826
Interest income recognized (cash basis)	5,984	-	-	-	-	-	5,984
Interest income foregone (recovered)	7,741	101	-	-	-	-	7,842

With an allowance recorded:
Average recorded investment	$-	$-	$-	$-	$-	$-	$-
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

Total impaired loans:
Average recorded investment	$326,186	$9,417	$118,852	$-	$-	$-	$454,455
Interest income that would have been recognized	13,725	101	-	-	-	-	13,826
Interest income recognized (cash basis)	5,984	-	-	-	-	-	5,984
Interest income foregone (recovered)	7,741	101	-	-	-	-	7,842

	For the Nine Months Ended September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$227,210	$2,354	$112,837	$-	$-	$-	$342,401
Interest income that would have been recognized	9,827	98	-	-	-	-	9,925
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone (recovered)	(9,799)	(513)	-	-	-	-	(10,312)

With an allowance recorded:
Average recorded investment	$27,517	$-	$-	$-	$-	$-	$27,517
Interest income that would have been recognized	579	-	-	-	-	-	579
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	579	-	-	-	-	-	579

Total impaired loans:
Average recorded investment	$254,727	$2,354	$112,837	$-	$-	$-	$369,918
Interest income that would have been recognized	10,406	98	-	-	-	-	10,504
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone (recovered)	(9,220)	(513)	-	-	-	-	(9,733)

	For the Nine Months Ended September 30, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$253,503	$9,417	$121,340	$-	$183,307	$-	$567,567
Interest income that would have been recognized	17,279	298	-	-	4,934	-	22,511
Interest income recognized (cash basis)	5,984	-	-	-	7,805	-	13,789
Interest income foregone (recovered)	11,295	298	-	-	(2,871)	-	8,722

With an allowance recorded:
Average recorded investment	$-	$-	$-	$-	$-	$-	$-
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

Total impaired loans:
Average recorded investment	$253,503	$9,417	$121,340	$-	$183,307	$-	$567,567
Interest income that would have been recognized	17,279	298	-	-	4,934	-	22,511
Interest income recognized (cash basis)	5,984	-	-	-	7,805	-	13,789
Interest income foregone (recovered)	11,295	298	-	-	(2,871)	-	8,722

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at September 30, 2015 and December 31, 2014:

	At September 30,	At December 31,
	2015	2014
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$-	$-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	108,909	116,043
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired performing loans	108,909	116,043

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	201,411	469,610
Residential owner occupied - junior lien	-	9,417
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired nonperforming loans (nonaccrual):	201,411	479,027
Total impaired loans	$310,320	$595,070

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

There were no TDRs modified during the three or nine months ended September 30, 2015 and 2014. In addition, the Company has no commitments to lend additional funds to borrowers whose loans have been restructured.

Note 5.          Deposits

Deposits were comprised of the following at September 30, 2015 and December 31, 2014:

	At September 30, 2015		At December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$7,556,572	7.1%	$9,744,047	10.1%
Interest-bearing checking	6,355,260	6.0%	5,148,677	5.3%
Savings	2,609,722	2.5%	2,286,801	2.4%
Premium savings	21,669,659	20.6%	21,618,919	22.3%
IRA savings	6,589,105	6.3%	7,304,321	7.5%
Money market	11,844,081	11.3%	10,587,572	10.9%
Certificates of deposit	48,571,066	46.2%	40,214,550	41.5%
Total deposits	$105,195,465	100.0%	$96,904,887	100.0%

Certificates of deposit scheduled maturities are as follows:

	At September 30, 2015	At December 31, 2014
Period to Maturity:
Less than or equal to one year	$22,731,520	$18,314,343
More than one to two years	12,788,302	6,043,772
More than two to three years	7,994,026	6,696,340
More than three to four years	3,026,259	7,280,817
More than four to five years	2,030,959	1,879,278
Total certificates of deposit	$48,571,066	$40,214,550

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	At September 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$5,190,176	$-	$5,190,176	$-
Municipal bonds	245,125	-	245,125	-
Total securities available for sale	$5,435,301	$-	$5,435,301	$-

	At December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$9,599,232	$-	$9,599,232	$-
Municipal bonds	275,474	-	275,474	-
Total securities available for sale	$9,874,706	$-	$9,874,706	$-

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

	At September 30, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Nonperforming impaired loans:
Residential owner occupied - first lien	$201,411	$-	$-	$201,411
Residential owner occupied - junior lien	-	-	-	-
Residential non-owner occupied (investor)	108,909	-	-	108,909
Total nonperforming impaired loans	$310,320	$-	$-	$310,320

Foreclosed real estate	$52,964	$-	$-	$52,964

	At December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Nonperforming impaired loans:
Residential owner occupied - first lien	$469,610	$-	$-	$469,610
Residential owner occupied - junior lien	9,417	-	-	9,417
Residential non-owner occupied (investor)	116,043	-	-	116,043
Total nonperforming impaired loans	$595,070	$-	$-	$595,070

Foreclosed real estate	$52,964	$-	$-	$52,964

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2014	$1,049,038	$462,005
Total realized and unrealized gains (losses):
Included in net income	-	(2,632)
Settlements	(749,397)	(406,409)
Transfers in and/or out of Level 3	295,429	-
Balance, December 31, 2014	$595,070	$52,964
Total realized and unrealized gains (losses):
Included in net income	-	-
Settlements	(198,081)	-
Transfers in and/or out of Level 3	(86,669)	-
Balance, September 30, 2015	$310,320	$52,964

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

The estimated fair values of the Company’s financial instruments were as follows:

	At September 30, 2015
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,900,511	$2,900,511	$-	$2,900,511	$-
Securities available for sale	5,435,301	5,435,301	-	5,435,301	-
Securities held to maturity	1,255,936	1,269,447	-	1,269,447	-
Loans, net of allowance for loan losses	110,929,248	112,224,000	-	-	112,224,000
Foreclosed assets	52,964	52,964	-	-	52,964
Bank-owned life insurance	2,093,621	2,093,621	-	2,093,621	-
Other equity securities	932,996	932,996	-	-	932,996

Financial instruments - liabilities:
Deposits	$105,195,465	$104,923,000	$-	$104,923,000	$-
Federal Home Loan Bank advances	14,500,000	14,682,000	-	14,682,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

	At December 31, 2014
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$3,102,936	$3,102,936	$-	$3,102,936	$-
Securities available for sale	9,874,706	9,874,706	-	9,874,706	-
Securities held for sale	1,256,280	1,272,835	-	1,272,835	-
Loans, net of allowance for loan losses	89,984,513	91,718,000	-	-	91,718,000
Foreclosed assets	52,964	52,964	-	-	52,964
Bank-owned life insurance	2,051,646	2,051,646	-	2,051,646	-
Other equity securities	605,596	605,596	-	-	605,596

Financial instruments - liabilities:
Deposits	$96,904,887	$96,864,887	$-	$96,864,887	$-
Federal Home Loan Bank advances	8,000,000	8,179,000	-	8,179,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier I and common equity tier 1 capital to risk weighted assets, tier 1 leverage to average assets and tangible capital to tangible assets. Management believes, as of September 30, 2015, the Bank met all capital adequacy requirements to which it is subject.

As of March, 2014, the most recent notification from the Bank’s regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at September 30, 2015 and December 31, 2014 are presented in the table below:

	At September 30, 2015
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,410,839	17.1%	$7,662,153	8.0%	$9,577,691	10.0%
Tier 1 capital to risk-weighted assets	15,568,839	16.3%	5,746,614	6.0%	7,662,153	8.0%
Common equity tier 1 capital to risk-weighted assets	15,568,839	16.3%	4,309,961	4.5%	6,225,499	6.5%
Tier 1 leverage to average assets	15,568,839	12.0%	5,210,966	4.0%	6,513,707	5.0%
Tangible capital to tangible assets	15,583,908	11.4%	N/A	N/A	N/A	N/A

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$11,049,639	14.8%	$5,968,618	8.0%	$7,460,773	10.0%
Tier 1 capital to risk-weighted assets	10,327,639	13.8%	2,984,309	4.0%	4,476,464	6.0%
Common equity tier 1 capital to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	10,327,639	9.2%	4,515,721	4.0%	5,644,651	5.0%
Tangible capital to tangible assets	10,337,815	8.9%	1,738,590	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using GAAP and the Bank’s regulatory capital amounts:

	At September 30,	At December 31,
	2015	2014
Consolidated GAAP equity	$16,204,592	$10,750,497
Consolidated equity in excess of Bank equity	(620,684)	(412,682)
Bank GAAP equity - Tangible capital	15,583,908	10,337,815
Less:
Accumulated other comprehensive income, net of tax	15,069	10,176
Disallowed deferred tax assets	-	-
Common equity tier 1 capital	15,568,839	10,327,639
Plus:
Additional tier 1 capital	-	-
Tier 1 capital	15,568,839	10,327,639
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	842,000	722,000
Total risk-based capital	$16,410,839	$11,049,639

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

The calculation of net income per common share for the three and nine months ended September 30, 2015 and 2014 are as follows:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Net Income available to common shareholders	$80,960	$117,481	$211,295	$272,554
Weighted average number of shares used in:
Basic number of shares	938,982	535,430	894,969	491,753
Adjustment for common share equivalents	22,170	14,985	18,876	13,939
Diluted number of shares	961,152	550,415	913,845	505,692
Basic net income per common share	$0.09	$0.22	$0.24	$0.55
Diluted net income per common share	$0.08	$0.21	$0.23	$0.54

On March 26, 2015, the Company declared a 20% stock dividend paid on May 1, 2015 to stockholders of record on April 10, 2015. As a result, the earnings per share calculations for the 2014 periods have been revised to reflect the impact of the stock dividend.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2015 and December 31, 2014. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

We offer a variety of deposit products, including savings accounts, certificates of deposit, money market accounts, business and retail noninterest and interest bearing checking accounts and individual retirement accounts. We have three full service branches, including our new Bethesda, Maryland location, which opened on September 1, 2015. Each branch provides an automated teller machine, or ATM, and our Sykesville and Westminster locations provide a drive-through facility for our customers’ convenience.

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

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven and the employment picture is still mixed. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in sales volumes and increases in unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

 The following table summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2015 compared to the three and nine month periods ended September 30, 2014 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	$ Change	% Change
Net income	$81	$117	$(36)	-30.8%
Basic earnings per share	0.09	0.22	(0.13)	-59.1%
Diluted earnings per share	0.08	0.21	(0.13)	-61.9%
Interest income	1,333	1,127	206	18.3%
Interest expense	161	161	-	0.0%
Net interest income	1,172	966	206	21.3%
Noninterest income	51	44	7	15.9%
Noninterest expense	1,051	820	231	28.2%
Average Loans	108,526	87,607	20,919	23.9%
Average Earning Assets	124,592	104,317	20,275	19.4%
Average Interest-Bearing Liabilities	105,361	93,542	11,819	12.6%
Return on average assets	0.25%	0.42%
Return on average equity	1.98%	4.44%
Net interest margin	3.73%	3.67%

(unaudited)	For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	$ Change	% Change
Net income	$211	$273	$(62)	-22.7%
Basic earnings per share	0.24	0.55	(0.31)	-56.4%
Diluted earnings per share	0.23	0.54	(0.31)	-57.4%
Interest income	3,751	3,319	432	13.0%
Interest expense	473	492	(19)	-3.9%
Net interest income	3,278	2,827	451	16.0%
Noninterest income	143	154	(11)	-7.1%
Noninterest expense	2,992	2,537	455	17.9%
Average Loans	100,276	86,503	13,773	15.9%
Average Earning Assets	117,164	103,323	13,841	13.4%
Average Interest-Bearing Liabilities	99,077	93,692	5,385	5.7%
Return on average assets	0.23%	0.33%
Return on average equity	1.81%	3.70%
Net interest margin	3.74%	3.66%

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

	For the Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$108,526	$1,277	4.67%	$87,607	$1,063	4.81%
Investment securities	7,116	37	2.06%	10,778	50	1.84%
Certificates of deposit	2,901	10	1.37%	2,873	9	1.24%
Interest-earning deposits	6,049	9	0.59%	3,059	5	0.65%
Total interest-earning assets	124,592	1,333	4.25%	104,317	1,127	4.28%
Noninterest-earning assets	5,682			5,563
Total assets	$130,274			$109,880

Interest-bearing liabilities:
Savings	$30,636	17	0.22%	$31,859	18	0.22%
Certificates of deposit	43,772	98	0.89%	38,408	102	1.05%
Money market	11,082	11	0.39%	11,679	10	0.34%
Interest-bearing checking	5,909	1	0.07%	5,080	1	0.08%
Total interest-bearing deposits	91,399	127	0.55%	87,026	131	0.60%
Federal Home Loan Bank advances	13,962	34	0.97%	6,516	30	1.83%
Total interest-bearing liabilities	105,361	161	0.61%	93,542	161	0.68%
Noninterest-bearing deposits	8,343			5,587
Noninterest-bearing liabilities	332			244
Total liabilities	114,036			99,373
Equity	16,238			10,507
Total liabilities and capital	$130,274			$109,880
Net interest income		$1,172			$966
Net interest rate spread (1)			3.64%			3.60%
Net interest-earning assets (2)	$19,231			$10,775
Net interest margin (3)			3.73%			3.67%

Average interest-earning assets to interest-bearing liabilities	118.25%			111.52%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$100,276	$3,575	4.77%	$86,503	$3,131	4.84%
Investment securities	8,029	119	1.98%	10,725	153	1.91%
Certificates of deposit	3,017	31	1.37%	2,225	17	1.02%
Interest-earning deposits	5,842	26	0.60%	3,870	18	0.62%
Total interest-earning assets	117,164	3,751	4.28%	103,323	3,319	4.29%
Noninterest-earning assets	5,646			5,849
Total assets	$122,810			$109,172

Interest-bearing liabilities:
Savings	$31,081	50	0.22%	$32,675	62	0.25%
Certificates of deposit	41,115	292	0.95%	38,255	303	1.06%
Money market	11,063	32	0.39%	11,433	35	0.41%
Interest-bearing checking	5,785	3	0.07%	5,224	3	0.08%
Total interest-bearing deposits	89,044	377	0.57%	87,587	403	0.62%
Federal Home Loan Bank advances	10,033	96	1.28%	6,105	89	1.95%
Total interest-bearing liabilities	99,077	473	0.64%	93,692	492	0.70%
Noninterest-bearing deposits	7,810			5,415
Noninterest-bearing liabilities	291			220
Total liabilities	107,178			99,327
Equity	15,632			9,845
Total liabilities and capital	$122,810			$109,172
Net interest income		$3,278			$2,827
Net interest rate spread (1)			3.64%			3.59%
Net interest-earning assets (2)	$18,087			$9,631
Net interest margin (3)			3.74%			3.66%

Average interest-earning assets to interest-bearing liabilities	118.26%			110.28%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30,
	2015 vs 2014
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$254	$(31)	$(9)	$214
Investment securities	(17)	6	(2)	(13)
Certificates of deposit	-	1	-	1
Interest-earning deposits	4	-	-	4
Total interest income (1)	219	(9)	(4)	206

Interest expense on:
Savings	(1)	-	-	(1)
Certificates of deposit	14	(16)	(2)	(4)
Money market	(1)	2	-	1
Interest-bearing checking	-	-	-	-
Total interest-bearing deposits	7	(11)	-	(4)
Federal Home Loan Bank advances	34	(14)	(16)	4
Total interest expense (1)	20	(17)	(3)	-

Change in net interest income	$199	$8	$(1)	$206

	For the Nine Months Ended September 30,
	2015 vs 2014
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$498	$(46)	$(8)	$444
Investment securities	(39)	6	(1)	(34)
Certificates of deposit	6	6	2	14
Interest-earning deposits	9	(1)	-	8
Total interest income (1)	443	(9)	(2)	432

Interest expense on:
Savings	(3)	(9)	-	(12)
Certificates of deposit	23	(32)	(2)	(11)
Money market	(1)	(2)	-	(3)
Interest-bearing checking	-	-	-	-
Total interest-bearing deposits	7	(33)	-	(26)
Federal Home Loan Bank advances	57	(30)	(20)	7
Total interest expense (1)	27	(43)	(3)	(19)

Change in net interest income	$416	$34	$1	$451

(1)

The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and September 30, 2014

General. Net income decreased by $36,000 to $81,000 for the three months ended September 30, 2015 compared to $117,000 for the same period in 2014. The decrease in net income for the three month period is primarily attributable to the employee costs to expand our lending footprint into the Washington Metropolitan area and Howard County and the impact of loan loss provisions recorded for $6.9 million in loan balance growth during the three months ended September 30, 2015. These items were partially offset by the growth in net interest income.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $206,000, or 21.4%, during the three months ended September 30, 2015 compared to the same period in 2014, almost entirely as a result of an increase in average earning assets of $20.3 million, or 19.4%. Our net interest rate spread increased to 3.64% for the three months ended September 30, 2015 compared to 3.60% for the three months ended September 30, 2014.

Interest Income. Interest income increased to $1.3 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014. Almost all of the increase was attributable to loan interest income resulting from the $20.9 million, or 23.9%, increase in average loan balances for the three months ended September 30, 2015 compared to the same period last year.

Interest Expense. Interest expense remained flat, at $161,000, for each of the three months ended September 30, 2015 and 2014. Interest expense on interest-bearing deposits decreased slightly by $4,000, due primarily to a five basis point, or 8.3%, decline in the average rate paid on interest-bearing deposits, partially offset by a $4.4 million increase in the average balance of our interest-bearing deposits. The drop in average rates was primarily attributable to the 16 basis point decline in the average rate paid on certificates of deposit while the increase in interest-bearing deposits was primarily due to a $5.4 million, or 14.0%, increase in the average balance of certificates of deposit. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at lower interest rates. The decrease in the interest expense on interest-bearing deposits was offset by a $4,000 increase in interest expense on borrowings, which resulted from a $7.4 million, or 114.3%, increase in the average balance of Federal Home Loan Bank advances, partially offset by an 86 basis point decrease in the average rate of the advance portfolio.

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

Based on management’s evaluation of the above factors, the provision for loan losses increased to $35,000 for the three months ended September 30, 2015 compared to $4,000 for the three months ended September 30, 2014. The increase in the provision for loan losses was due to an increase in loan balances of $6.9 million during the three months ended September 30, 2015 compared to an increase in loan balances of $1.9 million during the three months ended September 30, 2014.

The allowance for loan losses represented 0.75% of gross loans at September 30, 2015, 0.80% at December 31, 2014 and 0.79% of gross loans at September 30, 2014.

Management believes, to the best of their knowledge, that all known losses as of September 30, 2015 have been recorded and based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Noninterest Income. Noninterest income was $51,000 for the three months ended September 30, 2015 compared to $44,000 for the same period in 2014. The $7,000 increase in noninterest income was primarily attributable to gains recognized on the sale of loans and slight increases in customer service and loan fees during the three months ended September 30, 2015 compared to the same period last year.

Noninterest Expenses. Noninterest expenses increased by $232,000, or 28.3%, to $1.1 million for the three months ended September 30, 2015 compared to $820,000 during the same period in 2014. The increase was due to a $143,000, or 34.6%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our market area, in particular the addition of two new commercial lenders and the staffing of our new Bethesda branch. In addition, merit salary increases and an increase in the 401K employer match resulting from the increase in the match percentage with the conversion of our 401K plan to a safe harbor plan in 2015 also contributed to the expense increase. Professional fees increased by $25,000, or 38.4%, due to the costs incurred in connection with exploring potential acquisition opportunities, the stock dividend paid in May 2015 and an increase in costs related to the annual meeting and related materials. Premises and equipment increased by $23,000, or 25.4%, due to the opening of our new Bethesda branch and directors’ fees increased by $17,000, or 44.4%, due to the increase in the number of directors.

Income Tax Expense. Income tax expense amounted to $56,000 and $69,000, respectively, for the three months ended September 30, 2015 and 2014, resulting in effective tax rates of 40.9% and 37.1%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and September 30, 2014

General. Net income decreased by $62,000 to $211,000 for the nine months ended September 30, 2015 compared to $273,000 for the same period in 2014. The decrease in net income for the three month period is primarily attributable to the employee costs to expand our lending footprint into the Washington Metropolitan area and Howard County and the impact of loan loss provisions recorded for $21.1 million in loan balance growth during the nine months ended September 30, 2015. These items were partially offset by the increase in net interest income.

Net Interest Income. Net interest income increased by $452,000, or 16.0%, during the nine months ended September 30, 2015 compared to the same period in 2014, as a result of an increase in average earning assets of $13.8 million, or 13.4%, and a decline in interest expense. Our net interest rate spread increased to 3.64% for the nine months ended September 30, 2015 compared to 3.59% for the nine months ended September 30, 2014.

Interest Income. Interest income increased to $3.8 million for the nine months ended September 30, 2015 compared to $3.3 million for the nine months ended September 30, 2014. Almost all of the increase was attributable to loan interest income resulting from the $13.8 million, or 15.9%, increase in average loan balances during the nine months ended September 30, 2015 compared to the same period last year, partially offset by a seven basis point decrease in the yield on such loans.

Interest Expense. Interest expense decreased by $20,000, or 4.1%, to $472,000 for the nine months ended September 30, 2015 compared to $492,000 for the nine months ended September 30, 2014. This decrease was almost entirely attributable to a decline in interest expense on interest-bearing deposits as the average rate paid on interest-bearing deposits dropped by 5 basis points, or 8.1%, partially offset by a $2.9 million, or 7.5%, increase in the average balance of certificates of deposit. The drop in average rates was primarily attributable to the decline of interest rates on certificates of deposit. The continued historically low level of market interest rates enabled us to renew maturing certificates of deposits at significantly lower interest rates.

Provision for Loan Losses. The provision for loan losses increased to $93,000 for the nine months ended September 30, 2015 compared to $14,000 for the nine months ended September 30, 2014. The increase in the provision for loan losses was due to an increase in loan balances of $21.1 million and a specific reserve recorded on one residential mortgage loan of $11,000 during the nine months ended September 30, 2015 compared to an increase in loan balances of $5.8 million during the nine months ended September 30, 2014. This was partially offset by $27,000 collected in loan loss recoveries during the nine months ended September 30, 2015 compared to $14,000 for the same period last year.

Noninterest Income. Noninterest income was $143,000 for the nine months ended September 30, 2015 compared to $154,000 for the same period in 2014. The $11,000 decrease in noninterest income was mainly attributable to $11,000 in gains on sale of securities during the nine months ended September 30, 2014, compared to slight gains recorded during the nine months ended September 30, 2015.

Noninterest Expenses. Noninterest expenses increased by $455,000, or 17.9%, to $3.0 million for the nine months ended September 30, 2015 compared to $2.5 million during the same period in 2014. The increase was primarily due to a $352,000, or 27.5%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our market area along with merit salary increases and an increase in the 401K employer match resulting from the increase in the match percentage with the conversion of our 401K plan to a safe harbor plan in 2015. In addition, directors’ fees increased by $46,000, or 40.6%, due to the increase in the number of directors, premises and equipment increased by $34,000, or 13.0%, due to the opening of our new Bethesda branch and the purchase of software licenses and subscription services for loan compliance and commercial real estate listings and professional fees increased due to the costs incurred in the connection with exploring potential acquisition opportunities, the stock dividend paid in May 2015 and an increase in costs related to the annual meeting and related materials. These items were partially offset by a decrease of $12,000, or 5.4%, in other operating expenses due to a decline in advertising expenditures and the cost of recruiting fees during 2014.

Income Tax Expense. Income tax expense amounted to $124,000 and $157,000, respectively, for the nine months ended September 30, 2015 and 2014, resulting in effective tax rates of 37.0% and 36.5%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014.

Assets. Total assets increased by $20.3 million, or 17.5%, to $136.2 million at September 30, 2015 compared to $115.9 million at December 31, 2014, primarily due to the volume of loan originations resulting in an increase in loans, net of allowance for loan losses of $20.9 million. This loan growth was funded by an increase in capital resulting from the private placement offering of our common stock that closed in January 2015 along with additional FHLB advances of $6.5 million and an increase in deposits.

Loans. Net loans increased by $20.9 million to $110.9 million at September 30, 2015 compared to $90.0 million at December 31, 2014. New loan originations of $33.9 million during the nine month period ending September 30, 2015 were partially offset by loan payoffs of $7.4 million and scheduled principal repayments of $5.6 million.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $201,000 and $254,000, respectively, at September 30, 2015 compared to $479,000 and $532,000, respectively, at December 31, 2014. The ratio of nonperforming loans to total loans was 0.18% at September 30, 2015 compared to 0.53% at December 31, 2014. In addition, our ratio of nonperforming assets to total assets was 0.19% at September 30, 2015 compared to 0.46% at December 31, 2014.

Deposits. Deposits increased by $8.3 million, or 8.6%, to $105.2 million at September 30, 2015 from $96.9 million at December 31, 2014. This increase is due primarily to the rise in brokered certificates of deposits partially offset by a decline in noninterest bearing deposits. The decrease in noninterest bearing deposits is due to $2.9 million in funds being held in escrow for the private placement offering at December 31, 2014. Those funds were transferred to capital in January 2015 along with additional funds collected in January as part of the closing of the offering. Ignoring the impact of the offering escrow, noninterest and interest bearing checking deposits would have increased by $1.9 million, or 15.6%, compared to December 31, 2014. We continue to focus our efforts on improving our funding mix and increasing core deposits.

Stockholders’ Equity. Stockholders’ equity increased by $5.5 million, or 50.7%, to $16.2 million at September 30, 2015 from $10.8 million at December 31, 2014. The increase was the result of our private placement offering that closed on January 23, 2015. Gross proceeds from the offering were approximately $5.1 million before expenses. In addition, some of the warrants issued as part of our rights offering in 2014 were exercised during the nine months ended September 30, 2015, adding $371,000 to capital.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows including brokered deposits, loan repayments, advances from the Federal Home Loan Bank of Atlanta, the sale of securities available for sale, and short-term lines of credit with correspondent banks. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2015.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period as reported in our statement of cash flows included in our financial statements. At September 30, 2015, cash and cash equivalents totaled $10.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2015, we had $16.8 million in loan purchase commitments, $3.1 million in loan origination commitments outstanding and $6.6 million in unused available lines of credit. Certificates of deposit due within one year of September 30, 2015 totaled $22.7 million, or 21.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, acquiring brokered deposits, Federal Home Loan Bank advances and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2015.

Our primary investing activity is originating loans. During the nine months ended September 30, 2015, we originated $33.9 million in loans.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in deposits during the nine months ended September 30, 2015 of $8.3 million, or 8.6%. At December 31, 2014, deposits included $2.9 million in funds being held in escrow for the private placement offering. Those funds were transferred to capital in January 2015 along with additional funds collected in January as part of the closing of the offering. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta, which provide an additional source of funds. Federal Home Loan Bank advances totaled $14.5 million at September 30, 2015 and we had the ability to borrow up to an additional $11.1 million from the Federal Home Loan Bank of Atlanta and $10.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, up to 15% of total deposits, as a funding source. At September 30, 2015, we had $14.2 million in brokered CDs and the ability to acquire up to $1.8 million in additional brokered deposits under our current policy guidelines.

Carroll Bancorp, Inc. is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. Virtually all of the Company’s revenue will be interest earned on the loan to the Bank’s Employee Stock Ownership Plan and stock dividends received from the Bank when the Bank begins paying dividends.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at September 30, 2015 and December 31, 2014 are as follows:

	At September 30,	At December 31,
(in thousands)	2015	2014
Commitment to purchase credit:
Consumer loans	$16,803	$-

Commitments to extend credit:
Consumer loans	516	450
Commercial loans	2,603	4,806
	3,119	5,256
Commitments under available lines of credit:
Consumer loans	4,128	4,308
Commercial loans	2,473	1,883
	6,601	6,191
Total Commitments	$26,523	$11,447

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2015 or December 31, 2014 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the nine months ended September 30, 2015, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in consumer spending, borrowing and savings habits;

●	unexpected changes in interest rates and loan demand;

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and other within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2015.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.    Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table presents a summary of the Company’s share repurchase during the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced program (1)	Maximun number of shares that may yet be purchased under the program (1)
August 2015	5,222	$16.05	5,222	33,142
September 2015	3,000	16.55	3,000	30,142
Total	8,222	$16.23	8,222

(1) As the Company announced on April 22, 2015, the Company's Board of Directors, on April 20, 2015, approved the Company's to repurchase of up to 38,634 shares of its outstanding shares of common stock. Shares of common stock may be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

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

CARROLL BANCORP, INC.

Date: November 9, 2015	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)