Form 10-K
period 2015-12-31
Carroll Bancorp, Inc.
filed 2016-03-08
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of June 30, 2015 ($15.25) was $15.0 million.

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
978,279 shares of common stock outstanding at March 4, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders of Carroll Bancorp, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CARROLL BANCORP, INC.

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●

statements about our business plans, prospects, goals and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate lending and related products along with expanding commercial real estate loans as a percentage of our total loan portfolio, (ii) diversifying our commercial loan portfolio, in particular by increasing our commercial business loans both in amount and as a percentage of our loan portfolio, (iii) attracting lower-cost core deposits, (iv) increasing the number and amount of checking accounts and deposit balances while improving our deposit mix, (v) developing additional products and services utilizing technology, (vi) expanding our market presence in the Washington, D.C. metropolitan area, (vii) hiring and expansion intentions, including with respect to new branches and potential acquisitions and (viii) retention of maturing certificates of deposit;

●	intentions with respect to sales of securities with unrealized losses;

●	expectations with respect to increases in gain on loans held for sale resulting from the sale of loans to Fannie Mae;

●	expectations with respect to increases in non-interest expenses;

●	statements with respect to the impact of off-balance sheet arrangements;

●	statement regarding adequate liquidity for our short- and long-term needs;

●

statements with respect to our allowance for loan losses, the adequacy thereof and that all known loan losses have been recorded, expected changes in the allowance and the sufficiency of collateral pertaining to our nonperforming loans;

●	statement with respect to the expected impact of recent accounting pronouncements; and

●	statement regarding the impact of pending legal proceedings.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We undertake no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after we have made the forward looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Such factors include, but are not limited to:

●	general economic conditions, either nationally or in our market area, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission ( the “SEC”) and the Public Company Accounting Oversight Board; and

●

changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry as a whole and other risks and uncertainties discussed in this report and in other SEC filings we may make.

●	Any interruption or breach of security of our information systems, including our third party vendors, resulting in failures or disruptions in service or processing.

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

Carroll Bancorp, Inc.

Carroll Bancorp, Inc. is a one-bank holding company for Carroll Community Bank. The Company is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company began operating in 2011.

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

General

Our business consists primarily of attracting and accepting deposits from the general public in the areas surrounding our offices and investing those deposits, together with funds generated from operations, primarily in commercial real estate and residential mortgage loans. Prior to 2011, as a mutual savings bank we focused on originating residential mortgage loans, but changed our strategic focus to commercial real estate loans following our conversion to a state-chartered commercial bank. We intend to continue our focus on commercial real estate loans and related products. In this regard we offer demand deposit accounts, remote deposit capture and business internet banking to support the business community. We are committed to meeting the credit needs of our community, consistent with safe and sound operations.

We offer a variety of deposit products, including savings accounts, certificates of deposit, money market accounts, business and retail noninterest and interest bearing checking accounts and individual retirement accounts. We have three full service branches with each providing an automated teller machine, or ATM, and two of which have a drive-through facility for our customers’ convenience.

We have based our strategic plan on the foundation of enhancing stockholder value, growth in market share and operating profitability. Our goals include maintaining credit quality, using technology to expand market share and implementing extensions of core banking services.

 Market Area

The primary market areas we serve are Carroll and Montgomery Counties and all the contiguous counties in Maryland including the Washington, D.C. metropolitan area. We are headquartered in Sykesville, Maryland, a suburban area located 20 miles west of the city of Baltimore, Maryland and 50 miles north of Washington D.C. Sykesville is located in the southeastern portion of Carroll County, close to the border of Howard and Baltimore Counties. Carroll Community Bank maintains a second branch office in the town of Westminster, located in central Carroll County. In addition, during 2015 we opened our third branch located in Bethesda, Maryland.

The strategic direction of the Bank is to shift towards entering growth markets. These markets are to the south in the Washington metropolitan area which includes Howard, Frederick and Montgomery Counties in Maryland. We have opened a branch and hired experienced commercial lenders to focus our lending efforts in this market.

Competition

We face intense competition in both originating loans and attracting deposits. We compete with other commercial banks, savings associations, credit unions, money market mutual funds and other financial entities operating in our primary market area and elsewhere. Among our competitors are much larger and more diversified financial institutions including banks with a national or regional presence, which, compared to the Bank, have greater resources, name recognition and market presence and offer more products and services. From a competitive standpoint, we believe that we benefit from our status as a locally-based financial institution with longstanding customer relationships, and continued efforts to offer competitive products and services. However, competitive pressures will likely continue to build as the financial services industry continues to consolidate and as other non-bank investment and financial services options for consumers become available and as consumers become more comfortable using such alternatives.

Loan Products

The Bank provides a variety of commercial and consumer lending products to small businesses and consumers for various business and personal purposes. Our loan products include owner occupied and non-owner occupied commercial real estate loans, one- to four- family investor mortgages, owner-occupied one- to four-family residential mortgages and, to a lesser extent, home equity lines of credit and home equity loans. We also offer consumer loans and residential construction loans to complement our core loan products. We will continue to focus on building our portfolio of commercial real estate and business loans and emphasizing relationship banking in our market area.

Commercial Real Estate and Commercial Loans. Included in this category are commercial real estate loans, which enable borrowers to purchase or refinance existing commercial buildings, commercial construction loans for the construction of commercial properties and multifamily residential buildings, and commercial business loans, which may be used for a variety of business purposes including the financing of capital improvements, such as, machinery and equipment, the carrying of accounts receivable and general working capital purposes.

As of December 31, 2015, $62.6 million, or 48.6%, of our total loan portfolio consisted of commercial loans. Of these, $14.7 million, or 23.5% (or 11.4% of our total loan portfolio), were loans for owner occupied properties and $47.9 million, or 76.5% (or 37.2% of our total loan portfolio), were loans for non-owner occupied properties and other types of commercial loans. We intend to continue to expand this segment of lending as a percentage of the total loan portfolio with a greater focus on commercial business lending. In this regard, commercial loans increased 53.5% during the year ended December 31, 2015 compared to December 31, 2014, and increased to 48.6% of our total loan portfolio at December 31, 2015 from 45.0% at December 31, 2014. As of December 31, 2015, real estate based commercial loans represented 91% and commercial business loans represented 9% of our total commercial loan portfolio.

We originate a variety of fixed and adjustable rate commercial loans typically with a five year maturity and a principal amortization term of five years to 25 years. We generally seek to originate commercial loans with principal balances of up to $5.0 million with any credit exposure over our loans to one borrower limitation participated to another financial institution. Commercial loans are generally supported by personal guarantees.

Commercial real estate loans are secured by first mortgages, and loan amounts typically do not exceed 80% of the property’s appraised value. We require all properties securing commercial real estate loans to be appraised by a board-approved, independent, licensed or certified appraiser. A majority of our commercial real estate loans are secured by properties located in our market area.

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

One- to Four-Family Non-Owner Occupied Residential Mortgage Loans. We also offer mortgage loans on non-owner occupied residential properties (in other words, investment properties) in our market area. At December 31, 2015, $15.9 million, or 12.3%, of our loan portfolio consisted of this type of mortgage loan. The maximum loan-to-value ratio on these loans is 75%, and they are typically held to a five year maturity with a 25-year payment amortization. A title insurance policy must be obtained for each loan, and we require fire and extended coverage casualty insurance. We generally obtain personal guarantees of repayment from borrowers on multifamily residential loans.

One- to Four-Family Owner-Occupied Residential Mortgage Loans. At December 31, 2015, $49.9 million, or 38.8%, of our total loan portfolio consisted of one- to four-family owner-occupied residential mortgage loans, of which $44.9 million, or 90.0% (or 34.9% of the total loan portfolio), were first lien loans. Our origination of one- to four-family mortgage loans enables borrowers to purchase or refinance existing homes located primarily in our market area.

Prior to January 2014 we offered balloon mortgages with five, ten, and 15 year maturities that we retained in our loan portfolio. However, the Consumer Financial Protection Bureau (“CFPB”) implemented a rule effective January 10, 2014 that was designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet the “qualified mortgage” definition set forth in the rule are presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features.

The rule also establishes general underwriting criteria for qualified mortgages, including that the consumer must have a total (or “back end”) debt-to-income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages limits our ability to make residential mortgage loans that include a balloon payment..

As a result we no longer offer owner-occupied residential mortgage balloon loans. We have replaced those loan products with adjustable rate mortgages that have their initial interest rate reset at five, seven and ten years, all with a 30-year payment amortization. At December 31, 2015, $18.6 million, or 41.5%, of our one- to four-family owner occupied residential first lien mortgage loans held in our portfolio were adjustable rate loans.

We still offer fixed rate residential mortgages with ten and 15 year terms with no balloon payments. We will originate fixed rate residential loans with a maturity of more than 15 years, but we will sell such loans in the secondary market instead of retaining them in our loan portfolio. In 2016 we began selling loans to Fannie Mae through the Federal Home Loan Bank (“FHLB”). Pursuant to this program we originate loans in compliance with Fannie Mae guidelines and then sell them to Fannie Mae. While we previously sold loans into the secondary market, we were not involved with a formal program as we are now. We recognize fee income on the sale of each loan to Fannie Mae.

We generally limit the maximum loan to value ratio to 80% of the lower of the appraised value or the purchase price of the property securing the loan, although our policy permits us to originate loans with a loan to value ratio up to 85% of the appraised value or purchase price of the property. In compliance with Fannie Mae guidelines we will lend up to 95% of the appraised value or purchase price on loans being sold to Fannie Mae, however, the borrowers on these loans must obtain private mortgage insurance.

We require all properties securing mortgage loans to be appraised by a board-approved, independent state-licensed appraiser, unless the loan is for $250,000 or less or in certain other limited circumstances; transactions under $250,000 require an in-house evaluation of the secured property. Appraisals are subsequently reviewed by a loan officer. Appraisals of a value of $500,000 or more must be reviewed by an independent appraisal review company. We require title insurance on all first mortgage loans. Borrowers must also obtain hazard insurance and for properties located in a designated flood zone, flood insurance.

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and verification of employment/income on all borrowers and guarantors. We also generally obtain personal guarantees of repayment of borrowers for multi-family residential loans. In connection with our sales of loans to Fannie Mae as discussed above, in 2016 we began using Fannie Mae Desktop Underwriter, which is a specialized application for this program, for all loans sold in the secondary market.

We also offer home equity lines of credit (which are usually second lien mortgages but in some cases may be first lien mortgages) and second mortgages with a loan-to-value ratio of up to 85%.    Home equity lines of credit allow for the borrower to draw against a line for ten years, followed by a ten-year repayment period. Home equity lines of credit carry a variable rate of interest with interest only monthly payments during the draw period. After the initial ten-year draw period, the borrower is required to make payments of principal and interest based on a ten-year amortization period. Second mortgage loans are made at fixed rates for terms of up to 15 years. Both of these products are underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans including appraisals. At closing, we record the mortgage to perfect our security interest in the underlying collateral as a first or second lien, as applicable. We also require the borrower to obtain title insurance, hazard insurance and if applicable, flood insurance.

Home equity lines of credit and second mortgage loans generally have greater risk than one- to four-family residential mortgage loans. In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In particular, because in most cases the loans are secured by junior liens, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans. Thus, the foreclosure of such property could be insufficient for us to recover the value of these loans.

Home equity lines of credit and second mortgage loans totaled $5.0 million at December 31, 2015 and represented 10.0% of one- to four-family owner occupied residential mortgage loans (or 3.9% of our total loan portfolio) at such date.

On a limited basis, we originate residential construction loans and lot loans, which are loans used to acquire unimproved land for future residential construction. At December 31, 2015, the balance of residential construction and lot loans was $1.6 million, or 1.2% of our total loan portfolio. We will make residential construction loans for one- to four-family homes located in our market area. Construction loans bear a fixed rate of interest with interest-only payments on the outstanding balance during the construction phase, which is usually six to 12 months. At the end of the term, which generally coincides with the end of the construction phase, the loan generally converts to a permanent mortgage loan. Residential construction loans can be made with a maximum loan to value ratio of 80%, based on appraised value as if complete. In addition, the borrower must have an initial investment in the project that is equal to at least 20% of the final project value. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser. We also require a review of the plans and specifications and of any approved changes to the original plan and an inspection of the property before disbursement of funds during the term of the loan.

We will make lot loans for property located in our market area. Lot loans are generally offered at a rate 2% above our residential first mortgage lien adjustable rate and at a maximum loan to value ratio of 75%. The property must be perked (i.e. have appropriate drainage) and have a water well. The term of the loan is limited to a maximum of five years. Before making a commitment to fund a lot loan, we require an appraisal of the property by a board-approved, independent, licensed or certified appraiser.

Construction and lot loan financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. The risk of loss on such loans depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction or development cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the loan. In the event we make a lot acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties. In addition, the ultimate sale or rental of the property may not occur as anticipated. Further, many of these borrowers have more than one loan outstanding.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile loans, loans secured by a borrower’s savings account or certificate of deposit at Carroll Community Bank, and unsecured overdraft lines of credit. The maximum term on such loans is five years with monthly principal and interest payments. For loans secured by a borrower’s savings account or certificate of deposit, the maximum loan to value ratio is 100% of the account balance and the interest rate is 2.0% above the current interest rate being paid on the account. Automobile loans may be made for up to 100% of the retail value of the vehicle. The interest rate for unsecured overdraft lines of credit is fixed at 18%. At December 31, 2015, consumer loans totaled $376,000 or 0.3% of our total loan portfolio. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Loan Originations, Purchases, Sales and Participations. All loans we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines; loans generated for sale in the secondary market are underwritten using Fannie Mae Desktop Underwriter, as discussed above. Our loan origination activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand.

Historically, we have retained in our portfolio the vast majority of loans that we originate, although in limited cases we sell loan participations on commercial loans that exceed our loans-to-one borrower limitation and we sell residential mortgage loans with a maturity of greater than 15 years into the secondary market.

Occasionally, we enter into purchase loan participations from other banks primarily for commercial real estate loans. In these circumstances, we generally follow our customary loan underwriting and approval guidelines. At December 31, 2015, we had $15.4 million in outstanding balances from purchased loan participations.

In addition, we enter into the purchase of whole loans (includes the servicing) to supplement our loan originations. In these circumstances, we follow our customary loan underwriting and approval guidelines. In 2015, we purchased $18.3 million of seasoned first lien adjustable rate loans. At December 31, 2015 we had $25.0 million in outstanding balances of purchased whole loans.

As of December 31, 2015, our legal lending limit for loans-to-one borrower was $2.5 million. We will participate part of a loan relationship to another financial institution when a relationship’s total loan exposure is greater than our loans-to-one borrower limit. At December 31, 2015, we had $3.4 million in sold loan participations.

Loan Approval Procedures and Authority. We base our decision to lend primarily on the creditworthiness of the borrower and guarantors, and their capacity to repay the loan from future cash flow. In evaluating the collateral for a proposed non-owner occupied commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.20x), computed after deduction for a vacancy factor and property expenses we deem appropriate. We usually obtain personal guarantees from commercial real estate and business borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Our policies and loan approval limits are approved by the Board of Directors. While our President and Chief Executive Officer has the ability to approve loans secured by property or deposit accounts up to $500,000, as a matter of practice all loans are typically presented to one of our Loan Committees for approval. Credit exposure above $1.5 million must be referred to the Directors’ Loan Committee for approval and credit exposures below $1.5 million may be approved by the Management Loan Committee. Any loan over $500,000 must be approved by the Loan Committee, except for deposit-secured loans, which can be originated by our loan officers without Loan Committee or Board approval.

We require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by the Board of Directors annually.

Investment Securities

At December 31, 2015, our investment securities portfolio totaled $6.8 million, which consisted of $4.6 million in mortgage-backed securities guaranteed by U.S. Government-sponsored enterprises and $243,000 in municipal bonds classified as available for sale, along with $500,000 in municipal bonds and $1.5 million in corporate bonds classified as held to maturity.

Our President and Chief Executive Officer has the primary responsibility for implementing our investment policy, which was developed and amended by management and approved by our Asset and Liability Committee and the Board of Directors. The investment policy is reviewed annually by the Board of Directors, and any amendments deemed necessary are made pursuant to such review. The overall objectives of our investment policy are to: (i) optimize after-tax income from funds not needed for loan originations, consistent with our objectives for liquidity and asset quality standards; (ii) provide liquidity for loan demand, deposit fluctuations or other changes in the balance sheet mix; (iii) provide a source of collateral for pledging purposes; (iv) provide a means to manage interest rate risk; and (v) provide an investment medium to balance the market and credit risk of our other assets and liabilities structure. The policy dictates that investment management should emphasize: (i) the preservation of capital; (ii) strong cash-flow characteristics; (iii) readily-available credit information; (iv) appropriateness of size both as to Carroll Community Bank and as to an obligor’s outstanding debt; (v) eligibility as collateral for public-agency deposits, customer repurchase agreement accounts and pledging purposes; and (vi) broad marketability, as an indicator of quality.

Our current investment policy permits investments in U.S. Treasury securities, securities guaranteed by Ginnie Mae and collateralized mortgage obligations that are exclusively backed by Ginnie Mae, securities issued by U.S. Government agencies, mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae or U.S. government-sponsored agencies and collateralized mortgage obligations that are exclusively backed by government-sponsored enterprises, investment-grade municipal bonds, investment-grade corporate debt securities, certificates of deposit issued by well capitalized financial institutions, Community Reinvestment Act of 1977 (“CRA”) investments that provide credit to Carroll Community Bank’s CRA rating, and other interest-earning assets, including federal funds sold, interest-bearing deposits with other banks and securities purchased under agreement to resell.

We designate a security as either available for sale or held to maturity based upon our ability and intent to hold the security. Securities available for sale are carried at an estimated fair value and securities held to maturity are reported at amortized cost. We conduct a periodic review and evaluation of the securities available for sale and securities held to maturity portfolios to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. The fair values of mortgage-backed securities are based on quoted market prices or, when quoted prices in active markets for identical assets are not available, on matrix pricing, which is a mathematical technique that relies on the securities’ relationship to other benchmark quoted prices.

We purchase mortgage-backed securities issued and guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, which constitute the majority of our securities portfolio. Historically, we have invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac and Fannie Mae.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily (loans on properties with five or more units) mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Based on our experience, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Our Board of Directors reviews all securities transactions on a monthly basis. It is not our intention to profit in our investment account from short-term securities price movements. Accordingly, we do not currently have a trading account for investment securities.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2015 to December 31, 2014 — Investment Securities Portfolio” for further information.

Sources of Funds

General.   Deposits traditionally have been our primary source of funds for our lending and investment activities. We also have access to a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLBA”) and to short-term lines of credit with our correspondent banks to supplement cash flow needs. Additional sources of funds are brokered or listing service deposits, scheduled loan payments, loan payoffs, sold or maturing investments and, to a limited extent, the proceeds of loan sales.

Deposits. We generate deposits primarily from within our market area. We rely on our competitive pricing and products, convenient locations, technology and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, money market accounts, certificates of deposit, retail and business checking accounts and IRA accounts.

We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Pursuant to our business plan, we intend to continue to grow the number and amount of our retail and business checking accounts.

The Board of Directors has approved the use of brokered or listing service deposits to supplement our liquidity contingency plan. At December 31, 2015, we had $27.8 million in brokered and listing service certificates of deposits. These types are deposits are defined as a deposit obtained through the use of a broker or subscription member service.

Borrowings. At December 31, 2015, we had two advances with balances totaling $12.5 million, or 9.3%, of total liabilities under a line of credit with the FHLBA. We have a long-term advance of $5.0 million at a fixed interest rate of 2.29%, which matures on August 12, 2018 but is callable quarterly by the FHLBA. In addition, we have a secured borrowing of $7.5 million at a fixed rate of 0.91%, which matures on December 30, 2016. At December 31, 2015, we had access to additional FHLBA advances of up to $14.7 million. Advances from the FHLBA are secured by a blanket lien on our residential first lien mortgage loan portfolio as well as by our investment in the stock of the FHLBA.

We also have short-term lines of credit with various correspondent banks for an aggregate of $10.5 million at December 31, 2015.

Personnel

As of December 31, 2015 we had 26 full-time and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Any change in these laws or regulations, whether by the FDIC, the Maryland Office of the Commissioner of Financial Regulation, the Federal Reserve Board, Congress or the State of Maryland, could have a material adverse impact on the operations of Carroll Bancorp, Inc. and Carroll Community Bank.

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

Capital Adequacy.  The federal banking agencies have adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

The capital adequacy requirements include a minimum leverage ratio (tier 1 capital to average total assets) for banks of not less than 4%. In addition to the minimum leverage capital requirements, banks must maintain certain ratios of capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by dividing common equity tier 1, tier 1 and total risk-based capital, respectively, by risk-weighted assets.

Tier 1 capital generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock that may be included as tier 1 capital), less goodwill, without adjustment for changes in the market value of securities classified as “available-for-sale,” together with a limited amount of other qualifying interests, including trust preferred securities. Tier 2 capital consists of the following: hybrid capital instruments; perpetual preferred stock that is not otherwise eligible to be included as tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements.

Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash to 100% for the bulk of assets that are typically held by a bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first lien mortgage loans on one- to four-family residential real estate and certain seasoned multi-family residential real estate loans that are not 90 days or more past due or nonperforming and that have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Higher (greater than 100%) risk weights are given for equity exposures and past due loans and for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”) are required to be assigned a 150% risk weighting and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: one- to four-family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan-to-value ratio is less than the applicable maximum supervisory loan-to-value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.

Changes in Capital Requirements.  In July 2013, the federal bank regulatory agencies issued a final rule (the “Final Rule”) implementing the capital standards of the Basel Committee on Banking Supervision and the minimum capital requirements and certain other provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Final Rule, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.

The Final Rule, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

The Final Rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. Among other things, the rule established a new minimum ratio of CET1 to risk-based capital of 4.5%, a minimum ratio of tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total (tier 1 plus tier 2) capital to risk-weighted assets of 8%, and a minimum leverage ratio requirement of 4%. The new capital requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures.

Additionally, the Final Rule establishes a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1, but the buffer applies to all three measurements (CET1, tier 1 capital and total capital). The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019. When fully phased in, capital requirements that include the capital conservation buffer will be as follows: (i) a minimum ratio of CET1 to risk-weighted assets of at least 7.0%; (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 8.5%; and (iii) a minimum ratio of total (tier 1 plus tier 2) capital to risk-weighted assets of at least 10.5%. A banking institution with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on its ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

The Final Rule provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The Final Rule also includes a requirement that banking institutions include the positive or negative amount of Accumulated Other Comprehensive Income (“AOCI”) in regulatory capital unless the institutions make a one-time opt-out election from this provision in connection with the filing of their first regulatory reports in 2015. AOCI consists primarily of unrealized gains and losses on available for sale securities that are not required to be treated as other-than-temporary impairment, net of tax. Carroll Community Bank and Carroll Bancorp, Inc. each elected to exclude AOCI in calculating regulatory capital in their first regulatory reports in 2015.

The capital ratios described above are the minimum levels that the federal banking regulators expect. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow and our costs of borrowing, and could result in additional or more severe enforcement actions. In respect of institutions with high concentrations of loans in areas deemed to be higher risk, or during periods of significant economic stress, regulators may require an institution to maintain a higher level of capital, and/or to maintain more stringent risk management measures, than those required by these regulations.

Prompt Corrective Action.  Under substantially similar prompt corrective action regulations adopted by the federal banking agencies, each agency is authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any bank subject to its jurisdiction that is not adequately capitalized. Under the FDIC prompt corrective action regulations, a bank is considered (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% or greater, a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, CET1 risk-based capital ratio of 4.5% or greater, a leverage ratio of 4% or greater, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, or a tier 1 risk-based capital ratio of less than 6%, or a CET1 risk-based capital ratio of less than 4.5%, or a leverage ratio of less than 4%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 4%, or a CET1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%. Under certain circumstances, the FDIC may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At this time the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well capitalized standards, and future regulatory changes could impose higher capital standards as a routine matter.

An institution generally must file a written capital restoration plan that meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution that fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions that are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after an institution becomes critically undercapitalized unless good cause is shown and an extension is agreed to by the federal regulators. In general, good cause may be found if (i) the institution has positive net worth, (ii) the institution has been in substantial compliance with an approved capital restoration plan that requires consistent improvement in the institution’s capital since the date of the approval of the plan, (iii) the institution is profitable or has an upward trend in earnings that the FDIC and agency projects as sustainable, and (iv) the institution is reducing the ratio of nonperforming loans to total loans.

Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the institution’s problems at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or its sale to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) its obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of the institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) the institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

The following table sets forth the prompt correction action categories that apply to Carroll Community Bank:

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Leverage Ratio	Tangible Equity to Assets
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%

As of December 31, 2015, Carroll Community Bank remained “well capitalized”.

FDIC Insurance Premiums.    The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories, each subject to different premium rates, are established based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. An insured institution is required to pay deposit insurance premiums on its assessment base in accordance with its risk category. There are three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The FDIC may also impose special assessments from time to time.

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Maryland Regulatory Assessment. The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity. Carroll Community Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Carroll Community Bank is also subject to the uniform reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. For 2016, amounts in transaction accounts above $15.2 million and up to $110.2 million must have reserves held against them in the ratio of 3% of the amount. Amounts above $110.2 million require reserves of $2,850,000 plus 10% of the amount in excess of $110.2 million. Carroll Community Bank is in compliance with its reserve requirements.

Loans-to-One-Borrower Limitation. With certain limited exceptions, a Maryland banking institution may lend to a single or related group of borrowers an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion but generally does not include real estate. Carroll Community Bank is in compliance with its loans-to-one borrower limitations.

Community Reinvestment Act and Fair Lending Laws. Under the CRA, the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Carroll Community Bank has a CRA rating of “Satisfactory.” In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, the Department of Housing and Urban Development, and the Department of Justice, and in private civil actions by borrowers.

Transactions with Related Parties. Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies that are controlled by such parent holding company are affiliates of the bank.

Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar transactions. In addition, loans or other extensions of credit by the bank to an affiliate are required to be collateralized in accordance with regulatory requirements, and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates.

Section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders (“insiders”). Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount the bank’s capital. Extensions of credit in excess of certain limits must be also be approved by the bank’s board of directors.

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

Federal Home Loan Bank System. Carroll Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of FHLBA, Carroll Community Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2015, Carroll Community Bank was in compliance with this requirement.

Other Regulations. Interest and other charges collected or contracted for by Carroll Community Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act;

●

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records from federal government agencies and prescribes procedures for complying with administrative subpoenas and other official requests for financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (“Check 21”), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check;

●

The USA PATRIOT Act, which requires banks to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to opt out of the sharing of certain personal financial information with unaffiliated third parties: and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The Dodd-Frank Act.    The Dodd-Frank Act made significant changes to the bank regulatory structure, which affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. While the federal agencies have made significant progress in implementing and proposing the various rules and regulations required by the Dodd-Frank Act, they have not completed implementing these rules and regulations and not all of those that have been implemented are effective yet, and consequently, much of the impact of the Dodd-Frank Act may not be known for some time. Although it is not possible to determine the ultimate impact of this statute until all of the rulemakings are complete and effective, the following provisions are considered to be of greatest significance to the Company:

●	Expands the authority of the Federal Reserve Board to examine bank holding companies and their subsidiaries, including insured depository institutions.

●	Provides mortgage reform provisions regarding a customer's ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.

●	Creates the CFPB, which has rulemaking authority for a wide range of consumer protection laws that apply to all banks.

●	Introduces additional corporate governance and executive compensation requirements on companies subject to the 1934 Act, as amended.

●	Codifies the requirement that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength.

●	Permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Consumer Financial Protection Bureau.    As noted above, the Dodd-Frank Act created the CFPB, an independent federal agency within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The CFPB, which began operations on July 21, 2011, has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by their primary federal banking regulator for compliance with federal consumer protection laws and regulations. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions, including final rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards, requirements for higher-priced mortgages, and integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. In July 2014, the CFPB issued a proposed rule that would, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

The final rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, establishes certain minimum requirements for creditors when making ability to pay determinations, and establishes certain protections from liability for mortgages meeting the definition of “qualified mortgages.” Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans - whether first or subordinate lien. The rule does not cover, among other things: home equity lines of credit or other open-end credit; temporary or “bridge” loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule affords greater legal protections for lenders making qualified mortgages that are not “higher priced.” Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (i) a loan term not exceeding 30 years; and (ii) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarifies that qualified mortgages do not include “no-doc” loans. The rule creates special categories of qualified mortgages originated by certain smaller creditors. In September 2015, the CFPB issued a final rule, effective January 1, 2016, to provide regulatory relief to a broader set of smaller lenders. The final rule, among other things, (i) increases the loan origination limit to qualify for “smaller creditor” status from 500 loans to 2,000 loans annually, and (ii) extends the transition period for smaller lenders seeking to make qualified mortgages with a balloon payment feature to April 1, 2016. Our business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

The final rule adopting new mortgage servicing standards, which took effect in January 2014, imposed requirements regarding force-placed insurance, mandated certain notices prior to rate adjustments on adjustable rate mortgages, and established requirements for periodic disclosures to borrowers. These requirements affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide direct and ongoing access to its personnel and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. While the Bank has a general practice of selling the residential mortgage loans it originates in the secondary market, it continues to engage in servicing activities for the loans it maintains in its portfolio.

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

Capital. Federal banking regulators have adopted risk-based capital guidelines for bank holding companies with consolidated assets of $1 billion or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $1 billion if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary, (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2015, Carroll Bancorp, Inc. had consolidated assets of less than $1 billion and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the BHC Act, as amended by the Dodd-Frank Act, Carroll Bancorp, Inc. must continue to serve as a source of strength for its subsidiary bank.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in the Company’s internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. The Company has implemented policies, procedures and systems designed to ensure compliance with these regulations.

Item 1A.	Risk Factors

Readers should carefully consider the following risks prior to making an investment decision regarding Carroll Bancorp, Inc. The following risk factors may cause future earnings to be lower or the financial condition less favorable than we expect. In addition, other risks of which we are not currently aware or which we do not believe to be material may cause earnings to be lower or may cause our financial condition to be worse than expected. Please consider all information contained within this Annual Report on Form 10-K, as well as the documents incorporated into this Form 10-K by reference.

We may not be able to successfully manage continued growth.

We intend to seek further growth in the level of our assets and deposits within our market area. We may not be able to manage increased levels of assets and liabilities without incurring increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely impact earnings, stockholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

Our growth strategy will increase our non-interest expenses and may not be successful.

Our long-term goal is to grow the Company by increasing and continuing to diversify our loan portfolio while maintaining asset quality and increasing our deposit balances while improving our deposit mix and improving profitability. In this regard, we intend to grow by the use of technology and opening an additional loan production office or branch within the next three years, as well as potential acquisitions, although we have no specific plans or commitments in this regard. We intend to hire additional staff in 2016 as part of the planned expansion of our lending and operational activities. Acquiring technology, facilities and hiring new employees would significantly increase our non-interest expenses. Moreover, new branch offices are generally unprofitable for a number of years until they generate sufficient levels of deposits and loans to offset their cost of operations. For these reasons, our growth strategy may have an adverse effect on our earnings.

Our ability to establish new loan or branch offices depends on whether we can identify advantageous locations and generate new deposits and/or loans for those locations that will create an acceptable level of net income. If we were to acquire another financial institution or branch thereof, we may not be able to successfully integrate the institution or branch into our operations. Also, the costs to start up new loan production offices or branch facilities or to acquire existing financial institutions or branches thereof, and the additional costs to operate these facilities, will increase our non-interest expense. It may also be difficult to adequately and profitably manage the anticipated growth from the new offices or branches.

If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially and adversely affect our financial condition and results of operation. Further, we may not be successful in our growth strategy, which would negatively impact our financial condition and results of operations.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy, and any failure to do so could adversely affect our business, financial condition, results of operations and growth prospects.

Our ability to grow and diversify our loan portfolio, consistent with our business plan, depends on the business generation capabilities, reputation and relationship management skills of our bankers. If we were to lose the services of any of our bankers, to a competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

Our growth strategy also relies on our ability to attract and retain additional profitable bankers, in particular, commercial bankers. We may face difficulties in recruiting and retaining bankers of our desired caliber, including as a result of competition from other financial institutions. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities that we can. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective. If we are unable to attract and retain successful bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be adversely affected.

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

We are operating in a challenging and uncertain economic environment. Economic growth continues to be slow and uneven. A return to recessionary conditions or to prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, the demand for our products and services and our ongoing operations, costs and profitability. Declines in sales volumes and increases in unemployment levels in connection with these events may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate as expected in the near term, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth. In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our business borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

A worsening of credit markets and economic conditions could adversely affect our liquidity.

We are required to maintain certain capital levels in accordance with banking regulations. We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due. Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past, concerns regarding U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending, and continuing global economic problems, including as a result of the economic slowdown in China. If conditions worsen, we may be required to raise additional capital to maintain adequate capital levels or to otherwise finance our business. Such capital, however, may not be available when we need it or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects. Further, if we raise capital by issuing stock, the holdings of our current stockholders could be diluted.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which at December 31, 2015, constituted 13.7% of our total deposits. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely affect our earnings and stock price.

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

Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. In particular, due to our proximity to Washington, D.C., borrowers in our market areas are more likely to be impacted than borrowers in most other areas of the country from cuts, or just threatened cuts, in federal spending due to measures implemented to control the national debt and limit federal government spending. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our common stock.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be adversely affected.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of real estate and other assets serving as collateral for the repayment of most of our loans. In determining the amount of the allowance for loan losses, we review our loan portfolio and our loan loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future incurred losses in our loan portfolio and additions to the allowance could materially decrease our net income. Our allowance for loan losses was 0.70% of total loans at December 31, 2015. If delinquencies and defaults rise, we may be required to increase our provision for loan losses. Further, as we continue to expand and diversify our lending activities into commercial real estate and other areas considered to have greater credit risk than one- to four-family lending, we expect that the allowance for loan losses will need to increase.

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

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between interest income earned on assets and interest expense paid on liabilities. The majority of our loans have fixed interest rates. Additionally, many of our investment securities have fixed interest rates. Like many financial institutions, we focus on deposit accounts, which have no stated maturity date or shorter contractual maturities, as a source of funds, which results in our liabilities having a shorter duration than our earning assets. For example, as of December 31, 2015, 20.8% of our fixed rate loans had maturities of more than five years, while 57.3% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility as market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

At December 31, 2015, $35.7 million, or 27.8%, of our total loan portfolio consisted of fixed-rate residential mortgage loans with maturities of less than 15 years. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk, and could result in decreased net interest income during periods of rising interest rates. The Federal Reserve Board has announced its intention to slowly increase the federal funds rate, which impacts overall interest rates, going forward, including a 25-basis increase implemented in the fourth quarter of 2015. Therefore, going forward our fixed-rate mortgage loans may have a negative impact on our earnings.

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

Our liabilities are comprised in large part of certificates of deposit, which totaled $63.9 million, or 52.4% of total deposits, at December 31, 2015. Certificates of deposit have specified terms to maturity and generally reprice more slowly than deposit accounts without a stated maturity.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk” for additional information.

Our plan to continue to diversify our loan portfolio and increase our commercial real estate and commercial business loans will expose us to increased lending risks.

Our business plan emphasizes an expansion of our lending activities, particularly with respect to commercial business lending. We anticipate, however, that a majority of the growth in our loan portfolio during the period covered by the business plan will be attributable to commercial real estate lending. Since the change in our charter to a commercial bank in 2011, commercial real estate and business loans have increased from 21.3% of our portfolio at December 31, 2011 to 48.6% at December 31, 2015.

Commercial real estate and business loans are considered to have greater credit risk than one-to four-family residential loans because the repayment of such loans typically depends on the successful operations and income stream of the borrower’s business and/or, in the case of commercial real estate loans, the real estate securing the loan as collateral, which can be significantly affected by economic conditions. Further, these loans generally carry larger balances to single borrowers or related groups of borrowers than one-to four-family owner occupied residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a single one-to four-family residential mortgage loan. In addition, unlike residential mortgages or commercial real estate loans, commercial business loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase the provision for loan losses and would adversely affect our operating results. As our commercial real estate and business loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

The nature of our commercial loan portfolio may expose us to increased lending risks.

Many of our commercial real estate loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels that exceed our estimates, which could negatively affect our performance. In addition, a portion of our commercial loan portfolio is comprised of participation interests in loans originated by other local banks. While we have underwritten each of these loans to our credit standards, our decision making authority may be limited by the terms of the participation agreement with the originating bank.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. Among our competitors are much larger and more diversified institutions, which, compared to the Bank, have greater resources, name recognition and market presence and offer more products and services. Financial institution competitors in our market area include primarily commercial banks, including banks with a national and regional presence. There are also a number of smaller community-based banks that pursue operating strategies similar to ours. Competitive pressures will also likely continue to build as the financial services industry continues to consolidate and as additional non-bank investment and financial services options for consumers become available and consumers become increasingly comfortable using such alternatives.

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

Our lending limit may limit our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Specifically, under current law, Carroll Community Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Based on our current capital level, our limit on the amount we can lend to one borrower as of December 31, 2015 is approximately $2.5 million. This limit on the dollar amount we can lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from conducting business with us.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses as well as damage our reputation.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by Internet problems, other users or unrelated third parties. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit current and potential customers from using our Internet banking services. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. We periodically review our security protocols and, as necessary, add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. These precautions may not, however, protect our systems from compromises or breaches of our security measures. We continue to monitor developments in this area and consider whether additional protective measures are necessary, and have obtained cybersecurity insurance.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

We are dependent upon the services of our President and Chief Executive Officer, and the loss of our President and Chief Executive Officer could adversely affect our operations.

We rely heavily on our President and Chief Executive Officer, Russell J. Grimes. The loss of Mr. Grimes could have a material adverse impact on our operations because he provides valuable services to us and would be difficult to replace. As a small company, we have fewer management-level personnel compared to our larger competitors that have the experience and expertise to readily replace Mr. Grimes. A change in our President and Chief Executive Officer or in Mr. Grimes’ responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. Although we have entered into an employment agreement with Mr. Grimes, the existence of such agreement does not assure that we will retain his services.

Also, our growth and success is, and our future growth and success will be, in large part, due to the relationships maintained by our banking executives with our customers. The loss of services of one or more of these executives or other key employees could similarly have a material adverse effect on our operations and our business could suffer.

We maintain life insurance coverage on our executive officers through bank-owned life insurance.

New regulations restrict our ability to originate residential real estate loans.

A CFPB rule effective January 10, 2014, is designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. The rule provides a safe harbor from liability under the new ability-to-repay standard for loans that meet the rule’s definition of “qualified mortgage” and that are not higher priced loans as defined by the rule. Qualified mortgages that are higher priced loans as defined by the rule will be subject to a rebuttable presumption of compliance under the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features.

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

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The final rule implementing this requirement aligns the definition of “qualified residential mortgage” with the definition of “qualified mortgage” issued by the CFPB for purposes of its regulations. The final rule was effective February 23, 2015 and compliance with the final rule was required as of December 24, 2015 with respect to asset-backed securities collateralized by residential mortgages and beginning December 24, 2016 with respect to all other classes of asset-backed securities. The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and our growth strategy, and we may be adversely affected by changes in laws and regulations.

Carroll Community Bank is subject to extensive regulation by the Maryland Office of the Commissioner of Financial Regulation and regulation, supervision and examination by the FDIC and Carroll Bancorp, Inc. is subject to regulation and supervision by the Federal Reserve Board and regulation by the Maryland Office of the Commissioner of Financial Regulation. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the deposit insurance fund and the depositors of Carroll Community Bank rather than for holders of Carroll Bancorp, Inc.’s common stock. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy, ability to attract and retain personnel and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and Carroll Community Bank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

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

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal or state regulation of financial institutions may change in the future and impact our operations. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Carroll Community Bank specifically, at a competitive disadvantage compared to less regulated competitors.

Regulations pursuant to the Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd-Frank act that have not yet been fully implemented and we will not know the full impact of the Dodd-Frank Act on our business until such regulations are fully implemented. As a result, we cannot predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

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

Our share-based benefit plans could increase expenses and reduce income and may dilute stockholders’ ownership interest.

The Carroll Bancorp, Inc. 2011 Stock Option Plan and 2011 Recognition and Retention Plan and Trust Agreement and the Carroll Community Bank Employee Stock Ownership Plan are our current share-based benefit plans.

During 2013 and 2014 we purchased shares of stock to fund the shares available for the 2011 Recognition and Retention Plan for a total cost of $194,000, which is being amortized and recognized as an expense over a five-year vesting period.

No options for any of the 43,134 shares of our common stock available for issuance under the 2011 Stock Option Plan have been granted. However, any shares issued under the 2011 Stock Option Plan will be newly issued shares and therefore any such issuances will dilute stockholders’ interests in Carroll Bancorp, Inc. Furthermore, once options are issued under this plan, we will incur expenses as the options are granted to plan participants.

The Carroll Community Bank Employee Stock Ownership Plan allocates shares of common stock each year to eligible employees. The fair market value of the allocated shares is an expense that we will incur. Based on the current schedule, shares will be allocated through 2030.

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

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, which may increase as consumers become more comfortable with these new technologies and offerings, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by new or modified products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We continue to originate and retain in our portfolio some residential mortgage loans. A downturn in the local real estate market and economy could adversely affect earnings.

We have continued to originate and retain in our portfolio certain residential mortgage loans. Although the local real estate market and economy have performed better than many other markets during the past few years, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing these loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

We may not be able to generate increased profits.

We have generated net income for the last three fiscal years and are taking actions to increase our net income, however, our efforts in this regard may not be successful. Increasing our profitability requires successful growth in revenues from loans and management of expenses, among other factors. We hired additional talented staff during 2015 to support our continued growth in loans and deposits. While we expect the productivity relating to such staffing additions to exceed their incremental expenses over time, our operating results will be adversely impacted if this does not happen promptly or at all. In addition, our non-interest expenses will continue to include the expenses of operating as a public company and will continue to increase due to the share-based incentive plans that we have implemented. Many factors could adversely affect our short and long term operating performance, including the failure to fully implement our business plan, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

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

We expect that we will retain all earnings, if any, for operating capital, and we do not expect to pay any dividends in the near future. In addition, the payment of cash dividends may be made only if we are in compliance with certain applicable regulatory requirements governing the payment of cash dividends. Our ability to declare and pay cash dividends is dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Maryland and federal law and regulations, our income and financial condition, tax considerations and general business conditions. Even if we have earnings in an amount sufficient to pay cash dividends, the Board of Directors may decide to retain earnings for the purpose of financing growth. We cannot assure you that cash dividends on our common stock will ever be paid. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of stockholders’ interests in Carroll Bancorp and could depress our stock price.

Our articles of incorporation currently authorize an aggregate of 9,000,000 shares of common stock, 978,279 of which are outstanding as of the date of this report and 43,134 of which are reserved for issuance pursuant to our 2011 Stock Option Plan, and 1,000,000 shares of preferred stock. Our Board of Directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. The Board of Directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of the Board of Directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Carroll Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock.

There is a limited trading market in our common stock, which will hinder our stockholders’ ability to sell our common stock and may adversely affect our stock price.

Our common stock is traded only sporadically. As a result, stockholders may not be able to sell their shares when they desire or sell them at a price equal to or above the price they paid for such shares even if a liquid trading market does develop. This limited trading market for our common stock also may reduce the market value of our common stock. In addition, our public float (which is the total number of our outstanding shares less the shares held by our employee stock ownership plan and our directors and senior officers), which is used as a measurement of shares available for trading, is quite limited. This could make it more difficult to sell a large number of shares at one time, and if a large number of shares is sold at one time, this could depress the market price of our common stock.

Further, while our stock is quoted on the OTC Pink marketplace of the OTC Markets Group, this market has less liquidity and fewer buyers and sellers than the Over-the-Counter Bulletin Board or securities exchanges such as The NASDAQ Stock Market or the New York Stock Exchange. The limited trading market could also result in a wider spread between the “bid” and “ask” prices for the stock. When there is a wide spread between the bid and asked price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

Our stock value may be negatively affected by federal regulations and provisions in our articles and bylaws that restrict takeovers.

Our articles of incorporation and bylaws, and Maryland law, contain provisions that may make it more difficult and expensive to acquire or vote more than a certain percentage of our outstanding common stock or pursue a takeover attempt that management opposes, even if the takeover is favored by a majority of our stockholders and even if the transaction would offer stockholders a premium for their shares. These restrictions may have a negative impact on the market price of our common stock.

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

Our directors, officers and their affiliates currently own approximately 42% of our outstanding shares of common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of any such vote may be contrary to the desires or interests of our unaffiliated stockholders.

Our directors, officers and their affiliates currently own approximately 42% of our outstanding shares of common stock. By voting against a proposal submitted to stockholders, the directors and officers, as a group, may be able to approve actions requiring stockholder approval, such as some mergers, share exchanges, asset sales, and amendments to our articles of incorporation, more difficult or impossible, even if a majority of our unaffiliated stockholders approve the action. Similarly, our officers and directors as a group may be able to block such actions even if a majority of our unaffiliated stockholders approve them.

Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for shareholders to receive a change in control premium.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of the Company's voting stock or obtaining the ability to control in any manner the election of a majority of its directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, the Maryland General Corporation Law, as amended, or MGCL, contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of its board of directors, and may make it more difficult or expensive for a third party to acquire a majority of its outstanding common stock.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We operate from our main office in Sykesville, Maryland, a full service branch office in Westminster, Maryland, both of which are in Carroll County and a new branch location in Bethesda, Maryland (Montgomery County).

Sykesville - We own the property and use the building for our headquarters and Eldersburg branch. The property is located at 1321 Liberty Road in Sykesville, Maryland. The property consists of a 3,600 square foot one-story building plus a basement and includes a drive-through facility and ATM.

Westminster - We opened our Westminster branch in 2005 and it moved to its current location in 2010. The branch consists of approximately 1,537 square feet in the Westminster Shopping Center located at the corner of Route 140 and Englar Road in Westminster, Maryland. The branch includes an attached drive through facility and a standalone ATM. The shopping center is located at the corner of a four-way intersection for maximum exposure. The lease has a remaining term ending on August 31, 2020.

Bethesda – We opened our Bethesda branch in September 2015 at 7126 Wisconsin Avenue in Bethesda, Maryland. This branch includes a walk-up ATM. The building consists of approximately 7,180 square feet of space of which we are currently using 2,140 square feet on the first floor. The building also has a second floor and basement that may be used for future expansion. The lease has a five year term with an option by the landlord to terminate the lease any time after three years with one year notice.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Carroll Bancorp, Inc.’s common stock is quoted on the OTC Pink marketplace of the OTC Markets Group under the symbol “CROL”. As of March 4, 2016, there were 978,279 shares of common stock outstanding. At that date, the Company had approximately 180 holders of record of its common stock. The number of stockholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

The high and low sales prices of Carroll Bancorp, Inc.’s common stock during the last two years as shown below are based on information posted on the OTC Markets Group quotation system by broker-dealers. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

				Dividends
Year Ended December 31, 2015	High	Low	Close	Declared
Quarter ended December 31, 2015	$17.00	$16.25	$16.25	$-
Quarter ended September 30, 2015	17.40	15.25	17.10	-
Quarter ended June 30, 2015	15.75	14.08	15.25	-
Quarter ended March 31, 2015	14.56	13.48	14.08	-

				Dividends
Year Ended December 31, 2014	High	Low	Close	Declared
Quarter ended December 31, 2014	$14.46	$14.17	$14.17	$-
Quarter ended September 30, 2014	14.17	13.29	14.17	-
Quarter ended June 30, 2014	14.17	13.13	13.54	-
Quarter ended March 31, 2014	14.71	12.67	13.75	-

Our Board of Directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements. We currently do not pay cash dividends. In determining whether to pay a cash dividend and the amount of such cash dividend in future periods, we expect that our Board of Directors would take into account a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. We cannot assure you that any dividends will be paid or that, if paid, will not be reduced or eliminated thereafter. We may pay special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable law and regulations, in addition to, or in lieu of, regular cash dividends.

Carroll Bancorp, Inc. is organized under the Maryland General Corporation Law, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. In addition, because Carroll Bancorp, Inc. is a bank holding company the Federal Reserve Board may impose requirements on its payment of dividends. Among other things, the Federal Reserve Board has issued guidance that states, in general, that an entity experiencing financial difficulties should not pay or continue to pay dividends unless (i) the entity’s net income over the prior year is sufficient to fund all dividends and (ii) the earnings retained by the entity is consistent with the entity’s capital needs, asset quality and overall financial condition. There are additional restrictions under the Banking Code with respect to Carroll Community Bank’s payment of dividends, as discussed below, which is Carroll Bancorp, Inc.’s only source of funds from which dividends to stockholders could be paid.

Under Maryland law, Carroll Community Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Maryland Office of the Commissioner of Financial Regulation, from its surplus in excess of 100% of its capital stock. Also, if Carroll Community Bank’s surplus is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, Carroll Community Bank must transfer to its surplus annually at least 10% of its net earnings and may not declare or pay any cash dividends that exceed 90% of its net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine that the payment of such dividends would result in Carroll Community Bank being in an unsafe and unsound condition. Any payment of dividends by Carroll Community Bank to the Company that would be deemed to be drawn out of Carroll Community Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by Carroll Community Bank on the amount of earnings deemed to be removed from the reserves for such distribution. Carroll Community Bank does not intend to make any distribution to us that would create such a federal tax liability.

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2015:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximun number of shares that may yet be purchased under the program (1)

October 1-31, 2015	-	$-	-	30,142
November 1-30, 2015	500	16.75	500	29,642
December 1-31, 2015	-	-	-	29,642
Total	500	$16.75	500

(1) As the Company announced on April 22, 2015, the Company's Board of Directors approved the Company's repurchase of up to 38,634 shares of its outstanding shares of common stock. Shares of common stock may be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

Item 6.	Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

Selected Financial Condition Data	At December 31,
(in thousands)	2015	2014
Total assets	$151,337	$115,906
Cash and cash equivalents	8,208	6,909
Investment securities	6,818	11,131
Loans receivable, net	128,433	89,985
Bank owned life insurance	2,108	2,052
Deposits	122,101	96,905
Federal Home Loan Bank borrowings	12,500	8,000
Total stockholders' equity	16,293	10,750

Selected Operating Data	For the Years Ended December 31,
(in thousands)	2015	2014
Interest and dividend income	$5,241	$4,482
Interest expense	678	655
Net Interest income	4,563	3,827
Provision for loan losses	164	15
Net Interest income after provision for loan losses	4,399	3,812
Noninterest income	197	197
Noninterest expense	4,168	3,383
Income before income tax expense	428	626
Income tax expense	157	236
Net income	$271	$390

Select Financial Ratios and Other Data	At and For the Years Ended December 31,
	2015	2014
Performance Ratios:
Return on average assets	0.21%	0.35%
Return on average equity	1.72%	3.88%
Interest rate spread (1)	3.56%	3.60%
Net interest margin (2)	3.64%	3.67%
Efficiency ratio (3)	87.56%	84.06%
Noninterest expense to average assets	3.17%	3.07%
Average interest-earning assets to average interest-bearing liabilities	116.56%	110.92%
Loans to deposits	105.92%	93.60%

Asset Quality Ratios:
Past due loans 30 days + to total assets	1.16%	0.11%
Non-performing assets to total assets (4)	0.13%	0.46%
Non-performing loans to total loans	0.00%	0.53%
Allowance for loan losses to non-performing loans	NM	150.72%
Net charge-offs (recoveries) to average loans	-0.01%	-0.03%
Loan loss provision to net charge-offs (recoveries)	NM	-62.36%

Capital Ratios for the Bank (5):
Total capital to risk-weighted assets	15.98%	14.80%
Tier 1 capital to risk weighted assets	15.11%	13.83%
Tier 1 capital to average assets	9.95%	9.15%
Equity to assets	10.37%	8.92%
Tangible equity to tangible assets	10.37%	8.92%

Per Share Data:
Basic earnings per share	$0.30	$0.77
Fully diluted earnings per share	$0.29	$0.75
Book value (6)	$16.65	$18.34
Stock Quote (OTCQB) - at December 31st	$16.25	$14.17
Average shares outstanding - basic	905,447	503,905
Average shares outstanding - diluted	924,658	518,064

Other Data:
Number of offices	3	2
Full time equivalent employees	27.5	24.0

NM - not meaningful

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

(4) Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure

(5) Calculated in accordance with FDIC regulations.

(6) Book value per share is calculated using the number of common stock shares outstanding of 978,279 and 586,090 as of December 31, 2015 and 2014, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2015 and 2014. This section should be read in conjunction with the financial statements and notes to the financial statements that appear elsewhere in this annual report.

Overview

Historically, we operated as a traditional community savings association. As such, our business consisted primarily of originating one-to four-family real estate loans secured by property in our market area and investing in mortgage-backed and U.S. Agency securities. Typically, one-to four-family loans involve a lower degree of risk and carry a lower yield than commercial real estate and business loans. Our loans are primarily funded by savings accounts and certificates of deposit. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue to increase our focus on the origination of commercial real estate and business loans, which generally provide higher returns and have shorter durations than one- to four-family residential mortgage loans.

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

Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations. See “Risk Factors” beginning on page 18.

Summary of Recent Performance

The following highlights certain financial data that occurred during 2015:

●	Total loans (including purchased loans) grew during the twelve months ended December 31, 2015 by $38.2 million, or 42.2%, to $128.7 million.

●

Total non-interest and interest bearing checking accounts grew during the twelve months ended December 31, 2015 by $4.8 million, or 39.8%, to $16.8 million, excluding the private placement offering escrow funds being held at the Bank on December 31, 2014.

●

Our net interest margin remained strong at 3.64% for the twelve months ended December 31, 2015 compared to 3.67% for the twelve months ended December 31, 2014 despite the strong downward pressure of new loan origination interest rates.

●

We completed a private placement offering for our common stock that closed on January 23, 2015. We received gross proceeds exceeding $5.0 million as a result of the offering, which was open to certain institutional and other accredited investors.

●	We paid a 20% stock dividend on May 1, 2015 issuing an additional 159,898 shares of common stock.

Our Business Strategy

Highlights of our business strategy are as follows:

●	Improve Our Earnings. We continue to seek ways to increase our earnings with a long-term perspective.

●

Controlling Non-interest Expense. We monitor our expense ratios closely and strive to improve our efficiency ratio through expense control. Our largest non-interest expense is compensation. We work to limit growth of compensation expense by controlling increases in the number of employees to those needed to support our growth and by maximizing the use of technology to increase efficiency.

●

Offering Additional Products and Services. We intend to continue to utilize technology to increase productivity and provide additional products and services. Over the last few years, we have added a number of new products and services including merchant services, online bill payment, ACH originations, remote deposit capture, mobile check capture and online account opening. Beginning in 2016 we began offering our customers the ability to apply for mortgage loans online. We continue to enhance the Internet banking services platform we currently offer to our business and retail customers. We expect that these new products and services will help to maintain and increase our deposit base and will attract business and retail customers. We analyze the need of products and services and allocate our resources to those areas we believe offer the greatest future potential.

●	Grow and Diversify Our Loan Portfolio. Our focus is to grow the loan portfolio and leverage our balance sheet to increase our net interest income and net interest margin.

●

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

●

Diversify Our Commercial Loan Portfolio. In addition to continuing to increase our commercial real estate loan portfolio as discussed above, we intend to diversify the commercial loan portfolio by increasing our focus on commercial business loan originations and increasing such loans in amount and as a percentage of our loan portfolio.

●

Expanding Commercial Banking Operations. We currently have two commercial loan officers, two commercial loan administrators and a commercial loan portfolio manager. We intend to hire one additional commercial loan officer in the near future and additional commercial lending staff positions in the next two to three years to facilitate our loan origination efforts and to further penetrate the markets we serve. As a community-based bank, we believe that we offer high quality customer service by combining locally-based management for fast decisions on loan applications and approvals with customized deposit services that are attractive to small and medium sized businesses.

●

Continuing Residential Mortgage Lending. As a community bank we continue our mission of supporting the communities we serve by offering a strong line of traditional single-family residential mortgage products. We offer first and second mortgages of various terms including fixed or adjustable interest rates. In order to manage our interest rate risk, it is our policy to sell all loans with terms of more than 15 years, which improves our interest rate risk position and non-interest income. In addition, we offer home equity loans and lines of credit to support short term financing needs.

●

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

●

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

●

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

●

Expand Our Market Presence into the Washington Metropolitan Area. The strategic direction of the Bank is to shift towards entering growth markets. These markets are to the south and west of Carroll County, in the Washington D.C. metropolitan area that includes Howard, Frederick and Montgomery Counties in Maryland. In this regard, we opened our Bethesda branch in Montgomery County in September 2015 and have hired commercial lenders and branch staff with extensive experience in Montgomery and adjacent counties to support this growth strategy.

●

Expand Our Market Presence and Geographic Reach Through Technology and De Novo Branching or Branch Acquisitions. We continue to seek ways to increase our market penetration to grow our business and expand our geographic reach. Through the use of technology we offer Internet banking, remote deposit capture, online bill payment, mobile banking with mobile check capture and online deposit account opening and mortgage loan online loan application, all of which helps us to expand our potential market reach beyond the immediate geographic area of our physical locations. While our business plan indicates our intention to open a new de novo branch office in the next three years or so, any such openings will be subject to, among other factors, market conditions, the economic environment, regulatory approval and the identification of sites that are acceptable to us being available within our target expense range. We currently have no specific agreements or understandings with respect to any acquisitions or de novo openings.

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

Balance Sheet Analysis and Comparison of Financial Condition at December 31, 2015 to December 31, 2014

General. Our total assets increased by $35.4 million, or 30.6%, to $151.3 million at December 31, 2015 from $115.9 million at December 31, 2014. The increase was due primarily to growth in net loans of $38.4 million, or 42.7%. On the funding side of the balance sheet, deposits increased by $25.2 million, or 26.0%, and FHLBA borrowings increased by $4.5 million, or 56.3%, at December 31, 2015 compared to December 31, 2014.

Loans. At December 31, 2015, net loans were $128.4 million, or 84.9% of total assets, an increase of $38.4 million, or 42.7%, from $90.0 million at December 31, 2014. As set forth in the table below, this increase was due to the growth in commercial loans of $21.8 million and the purchase of $18.3 million in seasoned first lien adjustable rate mortgage loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at December 31, 2015 and 2014:

	At December 31,
	2015		2014
		Percent		Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total
Residential owner occupied - first lien	$44,890	34.9%	$35,065	38.8%
Residential owner occupied - junior lien	4,988	3.9%	5,239	5.8%
Residential non-owner occupied (investor)	15,850	12.3%	9,066	10.0%
Commercial owner occupied	14,718	11.4%	11,227	12.4%
Other commercial loans	47,884	37.2%	29,551	32.6%
Consumer loans	376	0.3%	392	0.4%
Total loans	128,706	100.0%	90,540	100.0%
Net deferred fees, costs and purchase premiums	628		167
Allowance for loan losses	(901)		(722)
Total loans, net	$128,433		$89,985

We had no loans held for sale at December 31, 2015 and 2014.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in 2016.

	Due During the Twelve Months Ending December 31,
				2019	2021	2026	2031 and
(in thousands)	2016	2017	2018	to 2020	to 2025	to 2030	beyond	Total

Residential owner occupied - first lien	$2,254	$136	$4,805	$1,538	$8,067	$9,620	$18,470	$44,890
Residential owner occupied - junior lien	46	-	60	95	1,240	389	3,158	4,988
Residential non-owner occupied (investor)	2,681	1,020	1,220	4,705	1,670	452	4,102	15,850
Commercial owner occupied	388	3,826	1,752	6,512	1,494	410	336	14,718
Other commercial loans	5,770	5,150	3,449	11,758	19,340	2,417	-	47,884
Consumer loans	9	6	48	313	-	-	-	376
Total loans	$11,148	$10,138	$11,334	$24,921	$31,811	$13,288	$26,066	$128,706

Fixed and Adjustable Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans in our portfolio at December 31, 2015 that are contractually due after December 31, 2016:

	Due After December 31, 2016
(in thousands)	Fixed	Adjustable	Total
Residential owner occupied - first lien	$24,002	$18,634	$42,636
Residential owner occupied - junior lien	375	4,567	4,942
Residential non-owner occupied (investor)	9,157	4,012	13,169
Commercial owner occupied	13,079	1,251	14,330
Other commercial loans	36,066	6,048	42,114
Consumer loans	367	-	367
Total loans	$83,046	$34,512	$117,558

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at December 31, 2015 and 2014:

	At December 31,
	2015		2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. government sponsored agency obligations	$-	$-	$-	$-
U.S. government sponsored mortgage-backed securities:
Guaranteed by GNMA	281	290	289	299
Guaranteed by FNMA and FHLMC	4,285	4,280	9,294	9,301
Municipal bonds	242	242	275	275
Total securities available for sale	$4,808	$4,812	$9,858	$9,875

Investment securities held to maturity:
Municipal bonds	$500	$510	$500	$508
Corporate securities	1,506	1,502	756	765
Total securities held to maturity	$2,006	$2,012	$1,256	$1,273

Total securities decreased by $4.3 million, or 38.7%, to $6.8 million, or 4.5% of total assets, at December 31, 2015 from $11.1 million, or 9.6%, of total assets at December 31, 2014, as we sold securities throughout 2015 to better position the investment portfolio if interest rates continue to rise. The investment portfolio consisted of both securities available for sale and held to maturity at December 31, 2015 and 2014. The net unrealized gains or losses on individual securities as of December 31, 2015 and 2014 were the result of changes to current market interest rates as compared to the original purchase yield of the security. At December 31, 2015 and 2014, we had six and four investment securities, respectively, with unrealized losses. All of our mortgage-backed securities were issued by U.S. government agencies or government-sponsored enterprises.

During the twelve months ended December 31, 2015 and 2014, gains on sales of securities available for sale were $5,000 and $11,000, respectively.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
(Dollars in thousands)	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate	Amortized Cost	Weighted Average rate
Securities available for sale:
U.S. government sponsored mortgage-backed securities	$-	-	$136	2.30%	$3,822	1.75%	$608	2.16%	$4,566	1.82%
Municipal bonds	-	-	242	2.25%	-	-	-	-	242	2.25%
Corporate	-	-	-	-	-	-	-	-	-	-
Total securities available for sale	$-	-	$378	2.27%	$3,822	1.75%	$608	2.16%	$4,808	1.84%

Securities held to maturity:
Municipal bonds	$-	-	$-	-	$250	2.55%	$250	3.00%	$500	2.78%
Corporate	-	-	-	-	1,506	5.57%	-	-	1,506	5.57%
Total securities held to maturity	-	-	-	-	1,756	5.14%	250	3.00%	2,006	4.87%
Total investment securities	$-	-	$378	2.27%	$5,578	2.82%	$858	2.40%	$6,814	2.73%

Bank-Owned Life Insurance. We have invested in bank-owned life insurance to help us offset the costs of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our tier 1 capital. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2015, the aggregate cash surrender value of these policies was $2.1 million.

Premises and Equipment. Premises and equipment increased slightly during 2015 primarily due to expenditures for improvements to the basement of our headquarters building partially offset by depreciation expense accumulated for the year.

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

Our deposits increased by $25.2 million, or 26.0%, to $122.1 million at December 31, 2015 from $96.9 million at December 31, 2014. The growth resulted primarily from an increase of $22.9 million in broker and listing service certificates of deposit, which we obtained in order to fund our purchase of a portfolio of first lien adjustable rate mortgage loans. In addition, non-interest and interest bearing deposits increased by $1.9 million, or 12.9%, and money market deposits increased by $1.3 million, or 12.3%. Excluding the impact of $2.9 million in escrow funds held at the Bank in connection with our private placement stock offering that was consummated in January 2015, non-interest and interest bearing deposits would have increased by $4.8 million, or 39.8%. These increases were partially offset by a decrease of $2.0 million in non-certificate IRA savings and premium savings accounts. Growth in the number and balances of interest and noninterest bearing checking accounts continues to be one of our key business strategies.

At December 31, 2015, we had a total of $63.9 million in certificates of deposit, of which $36.6 million had remaining maturities of one year or less. Included in the total certificates of deposits were $27.8 million of brokered and listing service certificates of deposit that mature in less than one year. For the other certificates of deposits maturing in one year or less, we believe we will retain upon maturity a large portion of those deposits based on our historical experience and current market interest rates.

The following table sets forth the distribution of total deposit accounts, by product type, at December 31, 2015 and 2014:

	At December 31,
	2015			2014
(Dollars in thousands)	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
Savings accounts	$29,457	24.2%	0.21%	$31,210	32.2%	0.21%
Certificates of deposit	63,933	52.4%	0.89%	40,214	41.5%	1.00%
Money market accounts	11,893	9.7%	0.40%	10,588	10.9%	0.36%
Interest-bearing checking accounts	8,099	6.6%	0.17%	5,149	5.3%	0.08%
Non-interest bearing checking accounts	8,719	7.1%	-	9,744	10.1%	-
	$122,101	100.0%	0.57%	$96,905	100.0%	0.53%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100,000 at December 31, 2015:

(in thousands)
Three months or less	$354
Over three months through six months	827
Over six months through one year	4,189
Over one year to three years	11,538
Over three years	1,983
$18,891

The following table sets forth, by interest rate ranges, the maturity periods of our certificates of deposit at December 31, 2015:

			At December 31, 2015
			Period to Maturity
(Dollars in thousands)			Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Interest rate:
Less	than	1.00%	$33,352	$4,344	$3,189	$596	$41,481	64.8%
1.00%	to	1.99%	3,271	8,901	5,523	3,245	20,940	32.8%
2.00%	to	2.99%	11	-	254	1,247	1,512	2.4%
			$36,634	$13,245	$8,966	$5,088	$63,933	100.0%
Percent of Total			57.3%	20.7%	14.0%	8.0%	100.0%

Borrowings. Our borrowings consist of advances from the FHLBA. The following table sets forth information concerning balances and interest rates on our FHLBA advances at the dates indicated:

(Dollars in thousands)
Borrowing			Maturity	December 31,	December 31,
Amount		Rate	Date	2015	2014

$5,000	(1)	2.29%	8/21/2018	$5,000	$5,000
7,500		0.91%	12/30/2016	7,500	-
1,500		0.29%	6/30/2015	-	1,500
1,500		0.21%	3/31/2015	-	1,500

				$12,500	$8,000

Unused available line of credit at end of period				$14,735	$3,280
Average balance during period				$12,303	$6,599
Maximum month-end balance				$24,983	$8,000
Average interest rate during period				1.10%	1.83%
Weighted average interest rate at end of period				1.46%	1.53%

(1) callable quarterly by the FHLB.

Stockholders’ Equity. Stockholders’ equity increased by $5.5 million to $16.3 million at December 31, 2015 compared to $10.8 million at December 31, 2014. The increase was mainly attributable to the private placement stock offering that closed in January 2015 that raised net proceeds of $5.0 million, the proceeds from the exercise of warrants for $371,000 and the accumulation of net income during 2015, partially offset by the stock repurchases of $142,000.

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

	For the Years Ended December 31,
	2015			2014
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$107,625	$5,001	4.65%	$87,326	$4,216	4.83%
Investment securities	7,304	155	2.12%	10,890	213	1.96%
Certificates of deposit	2,935	43	1.47%	2,446	28	1.14%
Interest earning deposits	7,370	42	0.57%	3,738	25	0.67%
Total interest-earning assets	125,234	5,241	4.19%	104,400	4,482	4.30%
Noninterest-earning assets	6,363			5,709
Total assets	$131,597			$110,109

Interest-bearing liabilities:
Savings accounts	$30,768	66	0.21%	$32,274	79	0.24%
Certificates of deposit	46,927	426	0.91%	38,858	407	1.05%
Money market accounts	11,279	44	0.39%	11,250	45	0.40%
Now accounts	6,168	6	0.10%	5,141	4	0.08%
Total interest-bearing deposits	95,142	542	0.57%	87,523	535	0.61%
Federal Home Loan Bank advances	12,303	136	1.10%	6,599	120	1.82%
Total interest-bearing liabilities	107,445	678	0.63%	94,122	655	0.70%
Noninterest-bearing deposits	8,036			5,696
Noninterest-bearing liabilities	317			236
Total liabilities	115,798			100,054
Equity	15,799			10,055
Total liabilities and capital	$131,597			$110,109
Net interest income		$4,563			$3,827
Net interest rate spread (1)			3.56%			3.60%
Net interest-earning assets (2)	$17,789			$10,278
Net interest margin (3)			3.64%			3.67%

Average interest-earning assets to interest-bearing liabilities	116.56%			110.92%

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

	For the Years Ended December 31,
	2015 vs 2014
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$980	$(157)	$(38)	$785
Investment securities	(70)	17	(5)	(58)
Certificates of deposit	6	8	1	15
Interest earning deposits	24	(4)	(3)	17
Total interest income (1)	896	(115)	(22)	759

Interest expense on:
Savings accounts	(4)	(9)	-	(13)
Certificates of deposit	85	(54)	(12)	19
Money market accounts	-	(1)	-	(1)
Now accounts	1	1	-	2
Total interest-bearing deposits	46	(35)	(4)	7
Federal Home Loan Bank advances	104	(48)	(39)	17
Total interest expense (1)	93	(61)	(9)	23

Change in net interest income	$803	$(54)	$(13)	$736

(1)

The volume, rate and rate/volume variances presented for each component will not add to the variances presented for total interest income and total interest expense due to shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

General. For the year ended December 31, 2015, we realized net income of $271,000, or $0.29 per diluted common share, compared to net income of $390,000, or $0.75 per diluted common share, for the year ended December 31, 2014 for a decrease of $119,000. This decrease was attributable to higher non-interest expenses and provision for loan losses partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased by $736,000, or 19.2%, to $4.6 million for the year ended December 31, 2015 from $3.8 million for the year ended December 31, 2014. This increase was a result of an increase in interest income due primarily to the growth in loan balances partially offset by a decline in the loan portfolio yield as a result of the competitive market for loans putting downward pressure on loan rates along with a decline in investment balances. Our net interest rate spread and net interest margin were 3.56% and 3.64%, respectively, for the year ended December 31, 2015 compared to 3.60% and 3.67%, respectively, for the year ended December 31, 2014.

Interest Income. Total interest income increased by $759,000, or 16.9%, to $5.2 million for the year ended December 31, 2015 compared to $4.5 million for the year ended December 31, 2014 due to increases in average balances partially offset by the decline in the overall yield of interest-earning assets, in both cases, primarily loans. Average interest-earning assets increased by $20.8 million, or 20.0%, to $125.2 million for the year ended December 31, 2015 from $104.4 million for the year ended December 31, 2014. The average yield on interest-earning assets decreased to 4.19% for the year ended December 31, 2015 from 4.30% for 2014 mainly due to the overall yield decline on the loan portfolio.

Please see “—Average Balances and Yields” and “—Rate/Volume Analysis” for more detailed information regarding the impact of changes in average balances and yield on net interest income and margin.

Interest income on loans increased by $785,000, or 18.6%, to $5.0 million for the year ended December 31, 2015 compared to $4.2 million for the year ended December 31, 2014. This increase is a result of higher average loan balances during the year ended December 31, 2015, partially offset by an 18 basis point decrease in the average yield on loans. Average loans increased $20.3 million, or 23.2%, to $107.6 million during 2015 from $87.3 million during 2014. This increase was attributable to our increasing emphasis on commercial real estate loan originations and the purchase of a seasoned first lien adjustable rate mortgage loan pool during 2015. The average yield on loans declined to 4.65% for the year ended December 31, 2015 from 4.83% for the year ended December 31, 2014. The decrease in the average yield on loans was primarily attributable to the origination of new loans in a lower interest rate environment, the repayment or refinance of higher rate loans and the high demand for loans by lenders putting significant downward pressure on loan interest rates.

Interest income on investment securities decreased by $58,000, or 27.2%, to $155,000 for the year ended December 31, 2015 from $213,000 for the year ended December 31, 2014. This decrease was due to decline in average balance of investment securities as a result of the sale of certain securities throughout the year to better position the portfolio if interest rates rise. Partially offsetting the impact of the decrease in the average balance of investment securities, the portfolio yield increased to 2.12% for the year ended December 31, 2015 from 1.96% for the year ended December 31, 2014.

Interest income on certificates of deposit increased by $15,000, or 53.6%, to $43,000 for the year ended December 31, 2015 compared to $28,000 for the year ended December 31, 2014 due to increases in the yield and the average balance of investment certificates of deposit during 2015 as a result of the purchase of higher yielding investment certificates of deposit. The average balance of certificates of deposit increased by $489,000, or 20.0%, to $2.9 million for the year ended December 31, 2015 from $2.4 million for the year ended December 31, 2014.

Interest income on interest-earning deposits increased by $17,000, or 68.0%, to $42,000 for the year ended December 31, 2015 compared to $25,000 for the year ended December 31, 2014, as a result of the increase in the average balance of interest-earning deposits. The average balance on interest-earning deposits increased by $3.6 million, or 97.2%, to $7.4 million during the year ended December 31, 2015 from $3.7 million during the year ended December 31, 2014. The yield on interest-earning deposits decreased by 10 basis points to 0.57% for the year ended December 31, 2015 from 0.67% for the year ended December 31, 2014 due to the increase in balances being maintained at the Federal Reserve with an interest rate of 25 basis points.

Interest Expense. Total interest expense increased by $23,000, or 3.5%, to $678,000 for the year ended December 31, 2015 from $655,000 for the year ended December 31, 2014. This increase in interest expense was primarily the result of the $13.3 million, or 14.2%, growth in average interest-bearing liabilities to $107.4 million during the year ended December 31, 2015 from $94.1 million during the year ended December 31, 2014. This was partially offset by the decline in the average cost of funds for interest-bearing liabilities, which dropped to 0.63% during the year ended December 31, 2015 from 0.70% during the year ended December 31, 2014.

Interest expense on deposits increased slightly by $7,000, or 1.3%, to $542,000 for the year ended December 31, 2015 from $535,000 for the year ended December 31, 2014. This was the result of an increase in the average balance of interest-bearing deposits which increased by $7.6 million, or 8.7%, to $95.1 million during 2015 compared to $87.5 million during 2014, partially offset by a decrease in the average rate paid on deposits. The average interest rate on interest-bearing deposits dropped to 0.57% during the year ended December 31, 2015 from 0.61% during the year ended December 31, 2014. This decrease is attributable to reductions in the average interest rate on certificates of deposit, primarily brokered deposits. The average rate on certificates of deposit decreased to 0.91% during the year ended December 31, 2015 from 1.05% during the year ended December 31, 2014, even though the average rate on brokered deposits increased to 0.47% during 2015 from 0.37% during 2014.

Interest expense on borrowings increased $16,000 or 13.3% as a result of a $5.7 million, or 86.4%, increase in the average balance of our FHLBA advances partially offset by a decrease in the average rate paid on such advances, from 1.82% during the year ended December 31, 2014 to 1.10% during the year ended December 31, 2015.

Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change and as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded. See “Nonperforming and Problem Assets” for additional information.

Based on management’s evaluation of the above factors, the provision for loan losses increased by $148,000 to $164,000 for the year ended December 31, 2015 from $15,000 for the year ended December 31, 2014. The rise in the provision for loan losses was due to the growth in loan balances during 2015, partially offset by the reduction in our historical loss and qualitative factors due to our improved asset quality trend over our look back period of five years. During the year ended December 31, 2015 we had one loan charge-off of $20,000 and loan loss recoveries of $35,000 and during the year ended December 31, 2014, we had no loan charge-offs and loan loss recoveries of $25,000.

Non-interest Income. The following table summarizes changes in non-interest income for the years ended December 31, 2015 and 2014:

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2015	2014	Amount	%
Increase in cash surrender value - life insurance	$56	$59	$(3)	-5.1%
Customer service fees	90	87	3	3.4%
Loan fee income	26	27	(1)	-3.7%
Other income	14	14	-	0.0%
Non-interest income before net gains	186	187	(1)	-0.5%
Gain on sale of securities	5	11	(6)	-54.5%
Gain on loans held for sale	6	2	4	200.0%
Loss or writedown of OREO	-	(3)	3	-100.0%
Net gains	11	10	1	10.0%
Total non-interest income	$197	$197	$-	0.0%

Non-interest income remained flat totaling $197,000 during the years ended December 31, 2015 and 2014, with fluctuations in the various components of non-interest income as shown in the table above. Cash surrender value income declined as the interest rates reset on our BOLI investment balances. Customer service fees increased due to a higher ATM transaction fees mainly as a result of the addition of the ATM at our Bethesda branch. We expect gain on loans held for sale to increase during 2016 as a result of sales of loans to Fannie Mae as discussed in “Item 1 – Business.”

Non-interest Expenses. The following table summarizes changes in non-interest expenses for the years ended December 31, 2015 and 2014:

	For the Years Ended
	December 31,		Change
(Dollars in thousands)	2015	2014	Amount	%
Salaries and employee benefits	$2,270	$1,679	$591	35.2%
Premises and equipment	423	345	78	22.6%
Data processing	447	440	7	1.6%
Professional fees	323	299	24	8.0%
FDIC insurance	78	70	8	11.4%
Directors' fees	215	161	54	33.5%
Corporate insurance	42	41	1	2.4%
Printing and office supplies	44	31	13	41.9%
Other operating expenses	326	317	9	2.8%
Total non-interest expenses	$4,168	$3,383	$785	23.2%

Non-interest expenses increased by $785,000, or 23.2%, to $4.2 million for the year ended December 31, 2015 compared to $3.4 million for the year ended December 31, 2014.

Salaries and employee benefits increased by $591,000, or 35.2%, to $2.3 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The increase was mainly attributable to the increase in positions for our strategic expansion into the Washington Metropolitan market including commercial lenders and branch staffing along with base salary increases for key management positions. In addition, we incurred more expense for the management incentive plan and the 401K plan employer match. These items were partially offset by the increase in deferred costs associated with commercial loan originations. We expect salaries and benefit expenses to increase in 2016 as a result of the full year of impact associated with the personnel hired in 2015 for our new Bethesda branch and the branch personnel we were able to hire as a result of the Susquehanna and BB&T merger to strengthen our Westminster and Eldersburg branches, as well as salaries and employee benefits associated with expected new hires during 2016.

Premises and equipment expense increased by $78,000, or 22.6%, to $423,000 for the year ended December 31, 2015 from $345,000 for the year ended December 31, 2014. The increase was the result of the opening of our new branch in Bethesda, Maryland and higher costs for building repair and software service contracts.

Data processing expenses increased by $7,000, or 1.6%, to $447,000 for the year ended December 31, 2015 from $440,000 for the year ended December 31, 2014 due to higher costs associated with maintaining our internal network and ATM processing.

Professional fees increased by $24,000, or 8.0%, to $323,000 during the year ended December 31, 2015 from $299,000 during the year ended December 31, 2014 due to higher professional fees incurred in connection with exploring potential acquisition opportunities, the stock dividend paid in May 2015 and an increase in costs related to the annual meeting and related materials. These items were partially offset by lower legal fees due to a decrease in the level of loan workout and foreclosure activity in 2015 and the collection from some borrowers during 2015 a portion of the legal fees expended in 2014 in connection with such loan workout and foreclosure activity.

FDIC insurance increased by $8,000, or 11.4%, to $78,000 for the year ended December 31, 2015 from $70,000 for the year ended December 31, 2014 due to our significant asset growth. Our premiums are determined using our quarterly average assets as part of the calculation.

Directors’ fees increased by $54,000, or 33.5%, to $215,000 for the year ended December 31, 2015 from $161,000 for the year ended December 31, 2014 as a result of increasing the annual retainer for all directors and the addition of three new directors.

Printing and office supplies increased by $13,000, or 41.9%, to $44,000 for the year ended December 31, 2015 from $31,000 for the year ended December 31, 2014 due to the addition of our Bethesda branch and increased usage throughout the Bank.

Income Tax Expense. Income tax expense for the year ended December 31, 2015 was $157,000 compared to $236,000 in 2014. The decreased tax expense is primarily the result of lower income before income taxes during 2015 compared to 2014. The effective income tax rates were 36.7% and 37.7%, respectively, for the years ending December 31, 2015 and 2014.

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

Nonperforming Assets. Loans are placed on non-accrual status when payment of principal or interest is 90 days or more past due. Management may take action to place loans on non-accrual status earlier than 90 days past due based on the borrower’s particular circumstances. Loans are also placed on non-accrual status if management has serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more delinquent and OREO (which includes real estate acquired through or in lieu of foreclosure) at December 31, 2015 and 2014:

	At December 31,
(Dollars in thousands)	2015	2014
Non-accrual loans:
Residential owner occupied - first lien	$-	$470
Residential owner occupied - junior lien	-	9
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total non-accrual loans	-	479

Nonperforming TDR	-	-

Foreclosed real estate:
Residential owner occupied - first lien	199	53
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Total foreclosed real estate	199	53
Total non-performing assets	$199	$532

Ratios:
Nonperforming loans to total loans	0.00%	0.53%
Nonperforming assets to total assets	0.13%	0.46%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at December 31, 2015 and 2014:

	At December 31,
	2015		2014
(Dollars in thousands)	Number	Amount	Number	Amount
Loans 60 to 89 days delinquent:
Residential owner occupied - first lien	2	$246	-	$-
Residential owner occupied - junior lien	-	-	-	-
Residential non-owner occupied (investor)	-	-	-	-
Commercial owner occupied	-	-	-	-
Other commercial loans	-	-	-	-
Consumer loans	-	-	-	-
Total Loans 60 to 89 days delinquent	2	246	-	-

Loans 30 to 59 days delinquent:
Residential owner occupied - first lien	1	122	1	128
Residential owner occupied - junior lien	-	-	-	-
Residential non-owner occupied (investor)	2	118	-	-
Commercial owner occupied	-	-	-	-
Other commercial loans	1	1,262	-	-
Consumer loans	-	-	-	-
Total Loans 30 to 59 days delinquent	4	1,502	1	128
Total past due loans	6	$1,748	1	$128

The one $1.3 million commercial loan shown as delinquent at December 31, 2015 was brought current in early January 2016. There were no loans contractually past due 90 days or more and still accruing interest at December 31, 2015 or 2014.

Trouble Debt Restructurings. For the twelve months ended December 31, 2015 and 2014, there were no loans modified as a troubled debt restructure (“TDR”).

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

Foreclosed Real Estate. Real estate we acquire as a result of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost, which is the unpaid balance of the loan plus estimated foreclosure costs, or fair value at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate like property taxes are charged against income in the current period while costs relating to improving such real estate are capitalized up to the property’s net realizable value, then such costs are charged against income in the current period. We had foreclosed real estate of $199,000 and $53,000, respectively, at December 31, 2015 and 2014.

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

The following table sets forth our amounts of classified loans as of December 31, 2015 and 2014:

	At December 31,
(in thousands)	2015		2014
	Number	Amount	Number	Amount
Classified loans:
Substandard	3	$598	8	$1,459
Doubtful	-	-	-	-
Loss	-	-	-	-
Total classified loans	3	$598	8	$1,459

For a discussion of these criticized loans as they relate to the allowance for loan losses as well as a discussion as to how we calculate the allowance, see Note 4 to the Consolidated Financial Statements, “Credit Quality of Loans and Allowance for Loan Losses”.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$722	$682
Charge-offs:
Residential owner occupied - first lien	20	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total Charge-offs	20	-
Recoveries:
Residential owner occupied - first lien	33	19
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	2	6
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total Recoveries	35	25
Net charge-offs (recoveries)	(15)	(25)
Provision for loan losses	164	15
Balance at end of period	$901	$722

Ratios:
Net charge-offs to average loans	-0.01%	-0.03%
Allowance for loan losses to nonperforming loans	NM	150.72%
Allowance for loan losses to total loans	0.70%	0.80%

NM - not meaningful

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

	At December 31,
	2015		2014
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

Residential owner occupied first lien	$206	34.9%	$228	38.8%
Residential owner occupied junior lien	21	3.9%	25	5.8%
Residential non-owner occupied (investor)	70	12.3%	46	10.0%
Commercial owner occupied loans	118	11.4%	90	12.4%
Other commercial loans	486	37.2%	333	32.6%
Consumer loans	-	0.3%	-	0.4%
Total	$901	100.0%	$722	100.0%

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

Historically, we operated as a traditional savings association. Therefore, a significant portion of our assets continues to consist of longer-term, fixed rate residential mortgage loans, which we funded primarily with savings accounts and certificates of deposit. In an effort to improve our earnings and to decrease our exposure to interest rate risk, we have shifted our focus to originating more commercial real estate loans, which generally have shorter maturities than one- to four-family residential mortgage loans.

In addition to the above strategies with respect to our lending activities, we have used the following strategies to reduce our interest rate risk:

●     increasing our personal and business checking accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

●     limiting short-term borrowings; and

●     maintaining a well capitalized bank.

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

Net Portfolio Value. An institution’s net portfolio value or “NPV” is the difference between the present value of its assets and liabilities, and would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases of 100 to 400 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease has not been prepared.

Quantitative Analysis. The table below sets forth, as of December 31, 2015, the estimated changes in our NPV that would result from the designated instantaneous changes in the interest rate yield curve.

		Estimate Increase (Decrease) in NPV		NPV as a percenatge of Present Value of Assets (3)
Change in interest rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points

+400	$15,243	$(5,411)	-26.2%	11.00%	(251)	bp
+300	16,558	(4,096)	-19.8%	11.66%	(185)	bp
+200	17,984	(2,670)	-12.9%	12.36%	(115)	bp
+100	19,432	(1,222)	-5.9%	13.02%	(49)	bp
0	20,654			13.51%

(1) Assume interest rate changes in increments of 100 basis points.

(2) NPV is the discounted present value of expected cash flows from assets and liabilities.

(3) Present value of assets represents the discounted present value of incoming cash flows on interest-bearing assets.

(4) NPA Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs, or loan repayments and deposit decay, respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan payments and payoffs, advances from FHLBA, short-term lines of credit with correspondent banks, principal payments and sales of securities available-for-sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset and Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to fund asset growth and deposit runoff as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, investing and financing activities during any given period from which our cash flows are derived. At December 31, 2015, cash and cash equivalents totaled $8.2 million.

At December 31, 2015, we had $4.9 million in loan commitments outstanding, a majority of which were for commercial real estate loans. In addition, we had $5.5 million in unused lines of credit to borrowers, including $3.7 million with respect to consumer loans and $1.8 million for commercial real estate loans. Certificates of deposit due within one year of December 31, 2015 totaled $36.6 million, or 30.0% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including FHLBA advances, loan and securities sales and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on our certificates of deposit. Of the $36.6 million in certificates of deposit due within one year of December 31, 2015, $27.8 million are brokered and listing service certificates of deposit. For the other certificates of deposits maturing in one year or less, we believe we will retain upon maturity a large portion of those deposits based on our historical experience and current market interest rates.

Our primary investing activity is loan originations. During the years ended December 31, 2015 and 2014, we originated $56.1 million and $19.4 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLBA advances. We experienced a net increase in deposits of $25.2 million during the year ended December 31, 2015 of which $22.9 million was from brokered and listing service deposits. Deposit flows are affected by the overall market level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBA, which provide an additional source of funds. FHLBA advances and borrowings were $12.5 million and $8.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015, we had the ability to borrow an additional $14.7 million from the FHLBA and up to $10.5 million from our correspondent banks under short-term lines of credit.

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Banking Regulation—Capital Adequacy”, “Supervision and Regulation—Banking Regulation—Changes in Capital Requirements” and Note 17 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements, Commitments and Aggregate Contractual Obligations

Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate loans that involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses that would have a material effect on us.

Outstanding loan commitments and lines of credit at December 31, 2015 and 2014 are as follows:

	At December 31,
(in thousands)	2015	2014
Commitments to extend credit:
Consumer loans	$642	$450
Commercial loans	4,251	4,806
	4,893	5,256
Commitments under available lines of credit:
Consumer loans	3,737	4,308
Commercial loans	1,766	1,883
	5,503	6,191
Total Commitments	$10,396	$11,447

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2015 or 2014 as a liability for credit loss related to these commitments.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

CARROLL BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Carroll Bancorp, Inc.

Sykesville, Maryland

We have audited the accompanying consolidated statements of financial condition of Carroll Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carroll Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 8, 2016

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2015	2014

Assets:
Cash and due from banks	$1,583,914	$1,181,951
Interest-bearing deposits with depository institutions	6,623,853	5,727,440
Cash and cash equivalents	8,207,767	6,909,391
Certificates of deposit with depository institutions	2,450,248	3,102,936
Securities available for sale, at fair value	4,812,384	9,874,706
Securities held to maturity (fair value December 31, 2015 $2,011,900 and December 31, 2014 $1,272,835)	2,005,775	1,256,280
Loans, net of allowance for loan losses - December 31, 2015 $901,000 and December 31, 2014 $722,000	128,433,411	89,984,513
Accrued interest receivable	403,535	295,916
Other equity securities, at cost	869,296	605,596
Bank-owned life insurance	2,107,770	2,051,646
Premises and equipment, net	1,303,648	1,260,966
Foreclosed assets	199,374	52,964
Other assets	544,059	511,079
Total assets	$151,337,267	$115,905,993

Liabilities:
Deposits
Noninterest-bearing	$8,718,993	$9,744,047
Interest-bearing	113,382,169	87,160,840
Total deposits	122,101,162	96,904,887
Federal Home Loan Bank Advances	12,500,000	8,000,000
Other liabilities	442,935	250,609
Total liabilities	135,044,097	105,155,496

Stockholders' Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 978,279 shares at December 31, 2015 and 488,409 shares at December 31, 2014	9,783	4,884
Additional paid-in capital	12,799,995	4,873,447
Unallocated ESOP shares	(261,088)	(285,447)
Unearned RSP shares	(144,599)	(170,217)
Retained earnings	3,886,581	6,317,654
Accumulated other comprehensive income	2,498	10,176
Total stockholders' equity	16,293,170	10,750,497
Total liabilities and stockholders' equity	$151,337,267	$115,905,993

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014
Interest income:
Loans	$5,001,499	$4,215,923
Securities available for sale	91,709	194,975
Securities held to maturity	63,495	18,317
Certificates of deposit	42,551	28,293
Interest-bearing deposits	41,949	24,699
Total interest income	5,241,203	4,482,207
Interest expense:
Deposits	542,435	534,529
Borrowings	135,528	120,439
Total interest expense	677,963	654,968
Net interest income	4,563,240	3,827,239
Provision for loan losses	163,635	15,364
Net interest income after provision for loan losses	4,399,605	3,811,875
Non-interest income:
Gain on sale of securities	4,690	11,374
Gain on loans held for sale	6,450	2,105
Loss on sale/writedown of OREO	-	(2,632)
Increase in cash surrender value - life insurance	56,124	59,278
Customer service fees	90,430	86,369
Loan fee income	25,525	26,899
Other income	14,365	14,156
Total non-interest income	197,584	197,549
Non-interest expense:
Salaries and employee benefits	2,269,884	1,679,149
Premises and equipment	423,351	344,602
Data processing	447,064	440,106
Professional fees	322,972	298,728
FDIC insurance	78,172	70,170
Directors' fees	214,800	160,725
Corporate insurance	42,445	41,104
Printing and office supplies	43,640	30,875
Other operating expenses	326,222	317,605
Total non-interest expenses	4,168,550	3,383,064
Income before income tax	428,639	626,360
Income tax expense	157,437	235,915
Net income	$271,202	$390,445

Basic earnings per share	$0.30	$0.77
Diluted earnings per share	$0.29	$0.75
Basic weighted average shares outstanding	905,447	503,905
Diluted weighted average shares outstanding	924,658	518,064

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2015	2014

Net income	$271,202	$390,445
Other comprehensive (loss) income before income tax:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period	(8,107)	186,492
Less reclassification adjustment for gains included in net income	4,690	11,374
Other comprehensive (loss) income before income tax	(12,797)	175,118
Income tax effect	(5,119)	70,048
Other comprehensive (loss) income, net of tax	(7,678)	105,070
Total comprehensive income	$263,524	$495,515

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2015 and 2014

						Accumulated
		Additional	Unallocated	Unearned		Other
	Common	Paid-in	ESOP	RSP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income (Loss)	Total

Balances at January 1, 2014	$3,595	$2,897,054	$(183,319)	$(133,947)	$5,927,209	$(94,894)	$8,415,698

Net income					390,445		390,445
Other comprehensive income						105,070	105,070
RSP compensation		33,212					33,212
Rights offering:
Issuance of 124,982 shares of common stock net of offering costs	1,249	1,896,184					1,897,433
ESOP purchase of 7,498 shares			(119,968)				(119,968)
RSP purchase of 3,749 shares				(59,984)			(59,984)
Warrants exercised	40	63,496					63,536
ESOP shares committed to be released			17,840				17,840
ESOP allocated shares FMV adjustment		7,215					7,215
RSP shares vested		(23,714)		23,714			-

Balances at December 31, 2014	4,884	4,873,447	(285,447)	(170,217)	6,317,654	10,176	10,750,497

Net income					271,202		271,202
Other comprehensive loss						(7,678)	(7,678)
RSP compensation		54,232					54,232
Private placement offering:
Issuance of 310,848 shares of common stock net of offering costs	3,108	4,962,721					4,965,829
Restricted Stock Vesting		(25,618)		25,618			-
Stock dividend:
Issuance of 159,898 shares of common stock	1,599	2,700,676			(2,702,275)		-
Warrants exercised	279	370,909					371,188
ESOP shares committed to be released		(6,953)	24,359				17,406
ESOP allocated shares FMV adjustment		12,332					12,332
Stock repurchase	(87)	(141,751)					(141,838)
Balances at December 31, 2015	$9,783	$12,799,995	$(261,088)	$(144,599)	$3,886,581	$2,498	$16,293,170

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$271,202	$390,445
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	(4,690)	(11,374)
Gain on sale of loans held for sale	(6,450)	(2,105)
Origination of loans held for sale	(645,000)	(276,000)
Proceeds from sale of loans held for sale	651,450	278,105
Amortization and accretion of securities	112,971	143,419
Amortization of deferred loan origination costs, net of fees	56,530	51,806
Provision for loan losses	163,635	15,364
Loan loss recoveries	15,365	24,636
Loss on sale of real estate acquired through foreclosure	-	2,632
Depreciation of premises and equipment	159,341	159,029
Increase in cash surrender value of bank-owned life insurance	(56,124)	(59,278)
ESOP compensation expense	29,738	25,055
RSP compensation expense	54,232	33,212
(Increase) decrease in deferred tax assets	(42,829)	73,474
Increase in accrued interest receivable	(107,618)	(16,255)
Decrease in other assets	14,969	170,531
Increase in other liabilities	192,324	82,882
Net cash provided by operating activities	859,046	1,085,578
Cash flows from investing activities:
Purchase of securities available for sale	(2,017,188)	(3,783,915)
Purchase of securities held to maturity	(750,000)	(1,256,500)
Proceeds from sales and redemptions of securities available for sale	5,589,388	4,148,823
Principal collected on securities available for sale	1,372,236	1,684,300
Purchase of certificates of deposit	(250,000)	(1,499,685)
Redemption of certificates of deposit	900,000	249,685
Net increase in loans (including purchased loans)	(38,830,838)	(6,583,823)
Purchase of premises and equipment	(202,023)	(18,493)
Purchase of other equity securities	(731,200)	(270,000)
Redemption of other equity securities	467,500	161,100
Proceeds from the sale of real estate acquired through foreclosure	-	406,408
Net cash used by investing activities	(34,452,125)	(6,762,100)
Cash flows from financing activities:
Increase in deposits	25,196,276	5,140,932
Proceeds from FHLB advances	52,482,720	8,000,000
Repayment of FHLB advances	(47,982,720)	(7,365,350)
Proceeds from rights offering	-	1,897,433
Proceeds from private placement offering	4,965,829	-
Proceeds from warrant exercise	371,188	63,536
Common stock repurchase	(141,838)	-
Loan to purchase common stock for the ESOP	-	(119,968)
Purchase of common stock for RSP	-	(59,984)
Net cash provided by financing activities	34,891,455	7,556,599
Net increase in cash and cash equivalents	1,298,376	1,880,077
Cash and cash equivalents, beginning balance	6,909,391	5,029,314
Cash and cash equivalents, ending balance	$8,207,767	$6,909,391

Supplemental disclosure of cash flow information:
Interest paid	$636,991	$654,033
Income taxes paid	$192,500	$115,000

Supplemental schedule of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$146,410	$-

The notes to the consolidated financial statements are an integral part of these statements.

CARROLL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Summary of Significant Accounting Policies

Organization and Nature of Operations

Carroll Bancorp, Inc. a Maryland corporation (the “Company”) was incorporated on February 18, 2011, to serve as the holding company for Carroll Community Bank (the “Bank”), a state chartered commercial bank. On October 12, 2011, in accordance with a Plan of conversion adopted by its Board of Directors and approved by its members, the Bank converted from a Maryland chartered mutual savings bank to a state chartered commercial bank. The conversion was accomplished through formation of the Company to serve as the holding company of the Bank. The Company’s common stock is quoted on the OTC Pink marketplace of the OTC Markets Group under the symbol “CROL”.

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

The Bank (formerly Sykesville Federal Savings Association) is headquartered in Sykesville, Maryland. The Bank is a community-oriented financial institution providing financial services to individuals, families and businesses through three banking offices. The Bank is subject to the regulation, examination and supervision by the State of Maryland Department of Licensing and Regulation and the Federal Deposit Insurance Corporation (“FDIC”), our deposit insurer. Its primary deposits are certificate of deposit, savings and demand accounts and its primary lending products are residential and commercial real estate loans.

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

Certificates of Deposit with Depository Institutions

The Bank uses this financial instrument to supplement the securities investment portfolio. Interest and dividend income is recognized as earned. Purchase premiums and discounts are recognized as part of interest income using the interest method over the terms of the investments. Realized gains and losses on the sale of certificates of deposit are included in earnings based on trade date and are determined using the specific identification method. Certificates of deposit with depository institutions are not marked to market.

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

Other Equity Securities

Federal law requires a member institution of the Federal Home Loan Bank (the “FHLB”) to hold stock of its district FHLB according to a predefined formula. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta (the “FHLBA”) and is carried at cost. FHLB stock ownership is restricted and the stock can be sold only to the FHLB or to another member institution at its par value per share.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense was $35,834 in 2015 and $41,747 in 2014.

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

Credit Risk Concentrations

Most of the Bank’s activities are with customers within Carroll County, Maryland and all contiguous counties in Maryland. The Bank does not have any significant concentrations to any one industry or customer but does have a concentration in real estate lending.

Accounting Standards Adopted in 2015

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings By Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This amendment clarifies the circumstances under which an in substance repossession or foreclosure is deemed to occur determining when all or a portion of the loan should be derecognized and the real estate property received should be recognized. The amendment was effective for annual and interim periods beginning after December 15, 2014 and had no impact on the financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA and VA guaranteed loans, upon foreclosure.  Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables.  The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  ASU No. 2014-14 was effective for the interim and annual reporting periods beginning after December 15, 2014 and had no impact on the financial statements

Accounting Standards Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  This standard may affect an entity’s financial statements, business processes and internal control over financial reporting.  The guidance is effective for the first interim or annual period beginning after December 15, 2016.  The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance in a deferred tax asset related to available for sale. ASU 2016-1 will be effective for the interim and annual reporting periods beginning after December 15, 2017 and is not expected to have a significant impact on our financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.          Securities

The amortized cost and fair value of securities available for sale at December 31, 2015 and 2014 are as follows:

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$2,549,295	$12,146	$8,818	$2,552,623
Commercial mortgage-backed securities	2,017,187	-	-	2,017,187
Municipal bonds	241,739	2,503	1,668	242,574
	$4,808,221	$14,649	$10,486	$4,812,384

Securities held to maturity:
Municipal bonds	$500,000	$9,470	$-	$509,470
Corporate bonds	1,505,775	250	3,595	1,502,430
	$2,005,775	$9,720	$3,595	$2,011,900

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$9,582,443	$44,803	$28,014	$9,599,232
Municipal bonds	275,303	2,641	2,470	275,474
	$9,857,746	$47,444	$30,484	$9,874,706

Securities held to maturity:
Municipal bonds	$500,000	$7,460	$-	$507,460
Corporate bonds	756,280	9,095	-	765,375
	$1,256,280	$16,555	$-	$1,272,835

The Bank had no private label residential mortgage-backed securities at December 31, 2015 or 2014, or during the years then ended.

At December 31, 2015 and 2014, the carrying amount of securities pledged as collateral for uninsured public fund deposits was $2.3 million and $1.8 million, respectively.

The amortized cost and fair value of securities at December 31, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2015
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	378,316	379,770	-	-
After 5 years through 10 years	3,822,110	3,816,649	1,755,775	1,756,777
Over 10 years	607,795	615,965	250,000	255,123
	$4,808,221	$4,812,384	$2,005,775	$2,011,900

	At December 31, 2014
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	319,751	321,553	-	-
After 5 years through 10 years	1,592,829	1,605,510	756,280	765,375
Over 10 years	7,945,166	7,947,643	500,000	507,460
	$9,857,746	$9,874,706	$1,256,280	$1,272,835

The Bank sold $5.6 million and $4.1 million, respectively, in securities available for sale during the years ended December 31, 2015 and 2014. From those sale transactions, the Bank recognized net realized gains of $4,690 and $11,374 for the years ended December 31, 2015 and 2014, respectively.

Securities with gross unrealized losses at December 31, 2015 and December 31, 2014, aggregated by investment category and the length of time individual securities have been in a continual loss position, are as follows:

	At December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$1,801,533	$8,818	$-	$-	$1,801,533	$8,818
Municipal bonds	-	-	78,916	1,668	78,916	1,668
	$1,801,533	$8,818	$78,916	$1,668	$1,880,449	$10,486

Securities held to maturity:
Corporate	$652,180	$3,595	$-	$-	$652,180	$3,595

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$-	$-	$2,643,582	$28,014	$2,643,582	$28,014
Municipal bonds	-	-	107,186	2,470	107,186	2,470
	$-	$-	$2,750,768	$30,484	$2,750,768	$30,484

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

Note 3.          Loans

Loans at December 31, 2015 and 2014 are summarized as follows:

	At December 31, 2015		At December 31, 2014
		Percent		Percent
	Balance	of Total	Balance	of Total

Residential owner occupied - first lien	$44,890,154	34.9%	$35,065,264	38.8%
Residential owner occupied - junior lien	4,988,405	3.9%	5,239,183	5.8%
Residential non-owner occupied (investor)	15,849,835	12.3%	9,065,983	10.0%
Commercial owner occupied	14,717,990	11.4%	11,226,313	12.4%
Other commercial loans	47,883,818	37.2%	29,550,727	32.6%
Consumer loans	376,070	0.3%	391,945	0.4%
Total loans	128,706,272	100.0%	90,539,415	100.0%
Net deferred fees, costs and purchase premiums	628,139		167,098
Allowance for loan losses	(901,000)		(722,000)
Total loans, net	$128,433,411		$89,984,513

Our residential one- to four-family first lien mortgage loan portfolio is pledged as collateral for our advances with FHLBA.

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the twelve months ended December 31, 2015 and 2014:

	For the Twelve Months Ended December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Charge-offs	19,748	-	-	-	-	-	19,748
Recoveries	33,369	-	1,744	-	-	-	35,113
Provision	(35,913)	(3,601)	22,107	27,933	153,109	-	163,635
Ending Balance	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000

	For the Twelve Months Ended December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Beginning balance	$244,288	$26,704	$70,334	$72,751	$267,923	$-	$682,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	18,560	-	6,076	-	-	-	24,636
Provision	(34,387)	(1,653)	(30,363)	17,060	64,707	-	15,364
Ending Balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at December 31, 2015 and 2014:

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Loans:
Ending balance	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272
Ending balance individually evaluated for impairment	$-	$-	$108,188	$-	$-	$-	$108,188
Ending balance collectively evaluated for impairment	$44,890,154	$4,988,405	$15,741,647	$14,717,990	$47,883,818	$376,070	$128,598,084

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Loans:
Ending balance	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415
Ending balance individually evaluated for impairment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Ending balance collectively evaluated for impairment	$34,595,654	$5,229,766	$8,949,940	$11,226,313	$29,550,727	$391,945	$89,944,345

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at December 31, 2015 and 2014:

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$44,890,154	$4,988,405	$15,252,037	$14,717,990	$47,883,818	$376,070	$128,108,474
Special Mention	-	-	-	-	-	-	-
Substandard	-	-	597,798	-	-	-	597,798
Doubtful	-	-	-	-	-	-	-
Total	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$34,595,654	$5,229,766	$8,452,784	$11,226,313	$29,184,051	$391,945	$89,080,513
Special Mention	-	-	-	-	-	-	-
Substandard	469,610	9,417	613,199	-	366,676	-	1,458,902
Doubtful	-	-	-	-	-	-	-
Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at December 31, 2015 and 2014:

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$44,522,124	$4,988,405	$15,731,641	$14,717,990	$46,621,559	$376,070	$126,957,789

30-59 days past due	122,300	-	118,194	-	1,262,259	-	1,502,753
60-89 days past due	245,730	-	-	-	-	-	245,730
Greater than 90 days past due	-	-	-	-	-	-	-
Total past due	368,030	-	118,194	-	1,262,259	-	1,748,483
Total	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272

	At December 31, 2014
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$34,937,397	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,411,548

30-59 days past due	127,867	-	-	-	-	-	127,867
60-89 days past due	-	-	-	-	-	-	-
Greater than 90 days past due	-	-	-	-	-	-	-
Total past due	127,867	-	-	-	-	-	127,867
Total	$35,065,264	$5,239,183	$9,065,983	$11,226,313	$29,550,727	$391,945	$90,539,415

The following tables are a summary of impaired loans by portfolio segment at December 31, 2015 and 2014:

	At December 31, 2015
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$-	$-	$108,188	$-	$-	$-	$108,188
Unpaid Principal Balance	-	-	108,188	-	-	-	108,188

With an allowance recorded:
Recorded Investment	$-	$-	$-	$-	$-	$-	$-
Unpaid Principal Balance	-	-	-	-	-	-	-
Related Allowance	-	-	-	-	-	-	-

Total impaired loans:
Recorded Investment	$-	$-	$108,188	$-	$-	$-	$108,188
Unpaid Principal Balance	-	-	108,188	-	-	-	108,188
Related Allowance	-	-	-	-	-	-	-

	At December 31, 2014
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	-	-	-	595,070

With an allowance recorded:
Recorded Investment	$-	$-	$-	$-	$-	$-	$-
Unpaid Principal Balance	-	-	-	-	-	-	-
Related Allowance	-	-	-	-	-	-	-

Total impaired loans:
Recorded Investment	$469,610	$9,417	$116,043	$-	$-	$-	$595,070
Unpaid Principal Balance	469,610	9,417	116,043	-	-	-	595,070
Related Allowance	-	-	-	-	-	-	-

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the twelve months ended December 31, 2015 and 2014:

	For the Twelve Months Ended December 31, 2015
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$181,768	$1,883	$111,907	$-	$-	$-	$295,558
Interest income that would have been recognized	11,561	98	-	-	-	-	11,659
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone	(8,065)	(513)	-	-	-	-	(8,578)

With an allowance recorded:
Average recorded investment	$22,014	$-	$-	$-	$-	$-	$22,014
Interest income that would have been recognized	2,943	-	-	-	-	-	2,943
Interest income recognized (cash basis)	1,856	-	-	-	-	-	1,856
Interest income foregone	1,087	-	-	-	-	-	1,087

Total impaired loans:
Average recorded investment	$203,782	$1,883	$111,907	$-	$-	$-	$317,572
Interest income that would have been recognized	14,504	98	-	-	-	-	14,602
Interest income recognized (cash basis)	21,482	611	-	-	-	-	22,093
Interest income foregone	(6,978)	(513)	-	-	-	-	(7,491)

	For the Twelve Months Ended December 31, 2014
Impaired loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$296,725	$9,417	$120,280	$-	$146,646	$-	$573,068
Interest income that would have been recognized	23,091	400	-	-	4,935	-	28,426
Interest income recognized (cash basis)	5,984	-	-	-	7,806	-	13,790
Interest income foregone	17,107	400	-	-	(2,871)	-	14,636

With an allowance recorded:
Average recorded investment	$-	$-	$-	$-	$-	$-	$-
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone	-	-	-	-	-	-	-

Total impaired loans:
Average recorded investment	$296,725	$9,417	$120,280	$-	$146,646	$-	$573,068
Interest income that would have been recognized	23,091	400	-	-	4,935	-	28,426
Interest income recognized (cash basis)	5,984	-	-	-	7,806	-	13,790
Interest income foregone	17,107	400	-	-	(2,871)	-	14,636

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at December 31, 2015 and 2014:

	At December 31,	At December 31,
	2015	2014
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$-	$-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	108,188	116,043
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired performing loans	108,188	116,043

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	-	469,610
Residential owner occupied - junior lien	-	9,417
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired nonperforming loans (nonaccrual):	-	479,027
Total impaired loans	$108,188	$595,070

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

Note 5.          Premises and Equipment

A summary of premises and equipment at December 31, 2015 and 2014 is as follows:

				2015	2014
	Useful Lives
Land				$33,918	$33,918
Building and improvements (in years)	10	-	39	1,478,561	1,413,746
Furniture and equipment (in years)	3	-	10	807,791	694,089
				2,320,270	2,141,753
Accumulated depreciation				1,016,622	880,787
Net premises and equipment				$1,303,648	$1,260,966

In April 2010, the Bank entered into a five-year lease agreement for its Westminster branch. The lease included an option for an additional five-year lease term. The Bank exercised that option in February 2015. The Bank pays its own operating expenses, including real estate taxes, insurance, utilities, maintenance and repairs. In addition, the Bank entered into a five year lease agreement for its Bethesda branch in June 2015. The lease includes an option for the landlord to terminate the lease after three years with a one year notice.

Rent expense for the years ended December 31, 2015 and 2014 totaled $89,234 and $53,204, respectively. The total rental commitment under these leases is as follows:

Year ended December 31,
2016	$136,781
2017	144,364
2018	151,995
2019	153,675
2020	87,211
Total rental commitment	$674,026

Note 6.          Foreclosed Assets

The following table is a summary of the activity in other real estate owned for the years ended December 31, 2015 and 2014:

	2015	2014

Beginning balance	$52,964	$462,005
Properties added during the year	146,410	-
Capitalized Costs	-	-
Write-downs	-	-
Properties disposed during the year	-	(406,409)
Loss on sale of disposed properties	-	(2,632)
Ending balance	$199,374	$52,964

Note 7.          Deposits

Deposits were comprised of the following at December 31, 2015 and 2014:

	At December 31, 2015		At December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$8,718,993	7.1%	$9,744,047	10.1%
Interest-bearing checking	8,098,550	6.6%	5,148,677	5.3%
Savings	2,512,638	2.1%	2,286,801	2.4%
Premium savings	20,619,758	16.9%	21,618,919	22.3%
IRA savings	6,325,231	5.2%	7,304,321	7.5%
Money market	11,892,738	9.7%	10,587,572	10.9%
Certificates of deposit	63,933,254	52.4%	40,214,550	41.5%
Total deposits	$122,101,162	100.0%	$96,904,887	100.0%

Certificates of deposit scheduled maturities are as follows:

	At December 31, 2015	At December 31, 2014
Period to Maturity:
Less than or equal to one year	$36,634,331	$18,314,343
More than one to two years	13,245,022	6,043,772
More than two to three years	8,965,734	6,696,340
More than three to four years	1,798,769	7,280,817
More than four to five years	3,289,398	1,879,278
Total certificates of deposit	$63,933,254	$40,214,550

Certificates of deposits included $27.8 million and $4.9 million, respectively, of brokered and listing service deposits at December 31, 2015 and 2014. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 8.          Borrowings

The Company has a credit line with the FHLBA with a maximum borrowing limit of 20% of the Bank’s total assets, as determined on a quarterly basis based on the data in the Bank’s call report as filed with the FDIC. The maximum borrowing availability is also limited to approximately 80% of the unpaid principal balance of qualifying residential mortgage loans. The FHLBA has a blanket floating lien on the Company’s residential mortgage portfolio and FHLBA stock as collateral for the outstanding advances.

Borrowing		Maturity	December 31,	December 31,
Amount	Rate	Date	2015	2014

$5,000,000	2.29%	8/21/2018	$5,000,000	$5,000,000
7,500,000	0.91%	12/30/2016	$7,500,000	$-
1,500,000	0.29%	6/30/2015	$-	$1,500,000
1,500,000	0.21%	3/31/2015	$-	$1,500,000

Total advances from FHLBA			$12,500,000	$8,000,000

Unused available line of credit			$14,735,000	$3,280,000

(1) callable quarterly by the FHLBA.

At December 31, 2015, the scheduled maturities of the FHLBA advances are as follows:

Years ending December 31,
2016	$7,500,000
2017	-
2018	5,000,000
2019	-
2020	-
Thereafter	-
Total advances from FHLBA	$12,500,000

At December 31, 2015, the Company had availability of $10.5 million with various correspondent banks for short term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 2015 and 2014 under these facilities.

Note 9.          Income Taxes

Income tax expense consisted of the following components:

	For Years Ended December 31,
	2015	2014
Current income tax expense:
Federal	$167,620	$130,555
State	37,766	31,886
Total current income tax expense	205,386	162,441
Deferred income tax (benefit) expense:
Federal	(37,922)	58,109
State	(10,027)	15,365
Total deferred income tax (benefit) expense	(47,949)	73,474
Total income tax expense	$157,437	$235,915

A reconciliation of the statutory income tax rate of 34% to the income tax expense included in the statements of operations is as follows:

	For Years Ended December 31,
	2015		2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Expected tax at federal statutory rate	$145,737	34.00%	$212,962	34.00%
State income tax, net of federal income tax benefit	18,308	4.27%	31,179	4.98%
Tax-exempt income	(25,373)	-5.92%	(20,155)	-3.22%
Other	18,765	4.38%	11,929	1.90%
Total income tax expense	$157,437	36.73%	$235,915	37.66%

The components of the net deferred tax assets are as follows:

	At December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$355,445	$284,829
Contribution carryforward	-	11,172
Other	8,738	22,451
Total deferred tax assets	364,183	318,452

Deferred tax liabilities:
Net deferred loan origination costs / fees	(53,319)	(64,658)
Depreciation on premises and equipment	(25,786)	(11,546)
Federal Home Loan Bank stock basis difference	(22,329)	(22,329)
Net unrealized gains on securities available for sale	(1,665)	(6,784)
Total deferred tax liabilities	(103,099)	(105,317)
Net deferred tax assets	$261,084	$213,135

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for years through December 31, 1987. If the amounts which qualified as deductions for income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to income tax at the then current corporate rate. Retained earnings at December 31, 2015 and 2014 include $655,000 of such bad debt deductions for which no provision for income tax has been provided.

In assessing whether the Company will be able to realize the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of December 31, 2015 and 2014.

As of December 31, 2015, the Company did not have any uncertain tax positions.  Interest and penalties associated with tax liabilities would be classified as additional income taxes in the statement of operations.  As of December 31, 2015, tax years ended December 31, 2012 through December 31, 2015 remain open and are subject to Federal and State taxing authority examination.

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

Outstanding loan commitments and lines of credit at December 31, 2015 and 2014 are as follows:

	2015	2014
Commitments to extend credit:
Consumer loans	$642,250	$450,000
Commercial loans	4,250,992	4,806,250
	4,893,242	5,256,250
Commitments under available lines of credit:
Consumer loans	3,737,267	4,308,035
Commercial loans	1,765,552	1,883,298
	5,502,819	6,191,333
Total Commitments	$10,396,061	$11,447,583

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2015 or 2014 as a liability for credit loss related to these commitments.

Note 11.          Defined Contribution Benefit Plan

The Company has a 401(k) profit sharing plan in which a majority of employees participate. Effective January 1, 2015 the 401(k) plan was amended to be a "safe harbor" plan in order to satisfy certain Internal Revenue Service non-discrimination testing requirements. Under the amended plan, the employer match is calculated on the participant’s contribution based on 100% of the first 3% of a participant’s annual salary and 50% on the next 2% of a participant’s annual salary. During the year ended December 31, 2015, the Bank matched $59,932 compared to $14,789 during the year ended December 31, 2014 under the previous plan employer matching structure.

Note 12.          Employee Stock Ownership Plan

The Company has an employee stock ownership plan (“ESOP”) for eligible employees. The ESOP holds 34,878 shares of the Company’s common stock of which 7,559 shares have been allocated to eligible employees as of December 31, 2015.

The loans from the Company to the ESOP to fund the ESOP’s purchase of the common stock are secured by the shares purchased and will be repaid by the ESOP over the term of each loan with funds from the Bank’s contributions to the ESOP and dividends payable on the common stock, if any. The interest rates on the ESOP loans are adjustable rates equal to the lowest Prime rate, as published in The Wall Street Journal. The interest rate will adjust monthly and will be the Prime rate on the first business day of the calendar month.   The interest rate on each of the loans was 3.25% as of December 31, 2015.

The shares purchased by the ESOP are held by trustees in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustees allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.

Participants vest in their accounts 20% after each year of service and become 100% vested upon the completion of five years of service. Participants who were employed by the Bank immediately prior to the Company’s initial public offering received credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. Forfeitures are reallocated to remaining plan participants.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreements. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares for the respective period, and shares become outstanding for earnings per share computations. ESOP compensation expense for the years ended December 31, 2015 and 2014 was $29,739 and $25,055, respectively.

Shares held by the ESOP trust at December 31, 2015 and 2014 are as follows:

	At December 31,	At December 31,
	2015	2014
Allocated shares	7,559	5,705
Unallocated shares	27,319	29,173
Total ESOP shares	34,878	34,878
Fair value of unallocated shares	$443,934	$413,287

Shares at December 31, 2014 have been restated for the 20% stock dividend in 2015.

The Company conducted a rights offering in 2014 pursuant to which it gave all holders of its common stock the opportunity to purchase additional shares of common stock and warrants to purchase additional shares of its common stock. As an existing stockholder, the ESOP was entitled to the rights to acquire 7,498 shares of common stock along with warrants to purchase 3,749 shares of common stock. The trustees of the ESOP exercised the rights to acquire the common stock and warrants, and the ESOP borrowed from the Company the funds necessary to pay for the 7,498 shares of common stock and the related warrants.

After the ESOP’s exercise of the rights and purchase of the common stock and warrants, the Bank learned that the ESOP may have engaged in a nonexempt transaction. According to ERISA Reg. Section 2550.407d-5, rights and warrants are not qualifying employer securities and cannot be purchased unless the Department of Labor (“DOL”) issues an exemption. The Company and the Bank engaged special outside counsel and an application for a retroactive exemption was filed with the DOL on December 11, 2014. After the submission of additional information and discussions with the DOL, on June 26, 2015, the DOL advised the Company and the Bank that it declined to issue a retroactive exemption for the ESOP’s exercise of its rights in the rights offering. Therefore, the Company and the Bank withdrew the application and outside counsel advised the Bank to reverse the ESOP’s exercise of the rights and resulting purchase of the shares of common stock and warrants.

The Bank completed the reversal of the transactions on December 30, 2015 and will file forms 5330 for 2015 and 2014 with the Internal Revenue Service and pay the applicable excise taxes. The determination of the “amount involved” and the calculation of the excise tax will be made in accordance with the instructions to Form 5330, the DOL Online Calculator and Revenue Ruling 2006-38. The Bank believes the amount of the excise taxes will be nominal.

In order to make the ESOP whole, the Company sold to the ESOP, in an offering exempt from the registration requirements of the Securities Act of 1933, the number of shares of common stock the ESOP had returned pursuant to the reversal of its exercise of the rights in the rights offering on December 30, 2015. The ESOP purchased 8,998 shares (7,498 shares pre-stock dividend) of the Company’s common stock at a price of $12.56 per share on December 30, 2015.

Note 13.          Share-Based Compensation

At December 31, 2015, the Company has outstanding 12,508 unvested shares of restricted common stock pursuant to awards granted under the Carroll Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement (“Plan”). Unrecognized stock based compensation expense related to restricted stock awards totaled $145,000 at December 31, 2015. The cost of the restricted stock awards is amortized in equal installments over a five-year vesting period. Restricted stock expense was $46,434 and $31,876, respectively.

The fair value of these restricted stock awards is based on the closing price of the Company’s stock on the grant date. Non-vested restricted stock awards may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the periods shown:

	Service-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2012	-	$-
Granted	12,940	13.58
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2013	12,940	13.58
Granted	1,456	13.75
Vested	(2,291)	13.58
Forfeited	(1,456)	13.58
Non-vested at December 31, 2014	10,649	13.60
Granted	4,777	14.11
Vested	(2,475)	13.60
Forfeited	(443)	13.58
Non-vested at December 31, 2015	12,508	$13.80

The Company also maintains the Carroll Bancorp, Inc. 2011 Stock Option Plan. No stock options had been granted as of December 31, 2015. Options for 43,134 shares of common stock may be granted under the plan.

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

	For the Twelve Months Ended December 31, 2015	For the Twelve Months Ended December 31, 2014

Net Income available to common shareholders	$271,202	$390,445
Weighted average number of shares used in:
Basic number of shares	905,447	503,905
Adjustment for common share equivalents	19,211	14,159
Diluted number of shares	924,658	518,064
Basic net income per common share	$0.30	$0.77
Diluted net income per common share	$0.29	$0.75

Note 15.          Related Party Transactions

In the ordinary course of business, the Bank has made loans to executive officers and directors and their affiliates. The activity for related party loans for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

Balance, beginning of year	$462,832	$496,865
Additions	8,152	89,500
Payments	(115,866)	(123,533)
Change in status	1,446,310	-
Balance, end of year	$1,801,428	$462,832

Deposits for principal officers, directors and their affiliates as of December 31, 2015 and 2014 were $4.9 and $4.7 million, respectively.

Note 16.          Fair Value Measurements

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at December 31, 2015 and 2014:

	At December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	2,552,623	-	2,552,623	-
Commercial mortgage-backed securities	2,017,187	-	2,017,187	-
Municipal bonds	242,574	-	242,574	-
Total securities available for sale	$4,812,384	$-	$4,812,384	$-

	At December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	9,599,232	-	9,599,232	-
Municipal bonds	275,474	-	275,474	-
Total securities available for sale	$9,874,706	$-	$9,874,706	$-

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014:

	At December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential owner occupied - first lien	$-	$-	$-	$-
Residential owner occupied - junior lien	-	-	-	-
Residential non-owner occupied (investor)	108,188	-	-	108,188
Total impaired loans	$108,188	$-	$-	$108,188

Foreclosed real estate	$199,374	$-	$-	$199,374

	At December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential owner occupied - first lien	$469,610	$-	$-	$469,610
Residential owner occupied - junior lien	9,417	-	-	9,417
Residential non-owner occupied (investor)	116,043	-	-	116,043
Total impaired loans	$595,070	$-	$-	$595,070

Foreclosed real estate	$52,964	$-	$-	$52,964

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2014	$1,049,038	$462,005
Total realized and unrealized gains (losses):
Included in net income	-	(2,632)
Settlements	(749,397)	(406,409)
Transfers in and/or out of Level 3	295,429	-
Balance, December 31, 2014	$595,070	$52,964
Total realized and unrealized gains (losses):
Included in net income	-	-
Settlements	(253,803)	-
Transfers in and/or out of Level 3	(233,079)	146,410
Balance, December 31, 2015	$108,188	$199,374

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

Other Equity Securities (Carried at Cost). The carrying amount of FHLB and correspondent bank stock approximates fair value, and considers the limited marketability of such securities.

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

The estimated fair values of the Company’s financial instruments were as follows:

	At December 31, 2015
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,450,248	$2,450,248	$-	$2,450,248	$-
Securities available for sale	4,812,384	4,812,384	-	4,812,384	-
Securities held for sale	2,005,775	2,011,900	-	2,011,900	-
Loans, net of allowance for loan losses	128,433,411	129,910,000	-	-	129,910,000
Bank-owned life insurance	2,107,770	2,107,770	-	2,107,770	-
Other equity securities	869,296	869,296	-	-	869,296

Financial instruments - liabilities:
Deposits	$122,101,162	$121,806,000	$-	$121,806,000	$-
Federal Home Loan Bank advances	12,500,000	12,616,000	-	12,616,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

	At December 31, 2014
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$3,102,936	$3,102,936	$-	$3,102,936	$-
Securities available for sale	9,874,706	9,874,706	-	9,874,706	-
Securities held for sale	1,256,280	1,272,835	-	1,272,835	-
Loans, net of allowance for loan losses	89,984,513	91,718,000	-	-	91,718,000
Bank-owned life insurance	2,051,646	2,051,646	-	2,051,646	-
Other equity securities	605,596	605,596	-	-	605,596

Financial instruments - liabilities:
Deposits	$96,904,887	$96,864,887	$-	$96,864,887	$-
Federal Home Loan Bank advances	8,000,000	8,179,000	-	8,179,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

Note 17.          Regulatory Matters and Capital Requirements

Federal and state banking regulations place certain restrictions on dividends paid to the Company by the Bank, and loans or advances made by the Bank to the Company. For a Maryland chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Maryland Office of the Commissioner of Financial Regulation, from surplus in excess of 100% of capital stock. If, however, the surplus of a Maryland bank is less than 100% of its capital stock, then, until the surplus is 100 percent of the capital stock, Carroll Community Bank must transfer to its surplus annually at least ten percent of its net earnings and may not declare or pay any cash dividends that exceed 90 percent of its net earnings. Loans and advances are limited to 10% of the Bank’s capital and surplus on a secured basis. In addition, the payment of dividends by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below minimum capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of December 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

As of September 2015, the most recent examination from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the table below:

	At December 31, 2015
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,584,390	16.0%	$8,301,696	8.0%	$10,377,120	10.0%
Tier 1 capital to risk-weighted assets	15,683,390	15.1%	6,226,272	6.0%	8,301,696	8.0%
Common equity tier 1 capital to risk-weighted assets	15,683,390	15.1%	4,669,704	4.5%	6,745,128	6.5%
Tier 1 leverage to average assets	15,683,390	10.0%	6,306,887	4.0%	7,883,609	5.0%
Tangible capital to tangible assets	15,685,888	10.4%	N/A	N/A	N/A	N/A

	At December 31, 2014
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$11,049,639	14.8%	$5,968,618	8.0%	$7,460,773	10.0%
Tier 1 capital to risk-weighted assets	10,327,639	13.8%	2,984,309	4.0%	4,476,464	6.0%
Common equity tier 1 capital to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage to average assets	10,327,639	9.2%	4,515,721	4.0%	5,644,651	5.0%
Tangible capital to tangible assets	10,337,815	8.9%	1,738,590	1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using GAAP and the Bank’s regulatory capital amounts:

	At December 31,	At December 31,
	2015	2014
Consolidated GAAP equity	$16,293,170	$10,750,497
Consolidated equity in excess of Bank equity	(607,282)	(412,682)
Bank GAAP equity - Tangible capital	15,685,888	10,337,815
Less:
Accumulated other comprehensive income, net of tax	2,498	10,176
Disallowed deferred tax assets	-	-
Common equity tier 1 capital	15,683,390	10,327,639
Plus:
Additional tier 1 capital	-	-
Tier 1 capital	15,683,390	10,327,639
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	901,000	722,000
Total risk-based capital	$16,584,390	$11,049,639

Note 18.          Other Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For the financial statements presented, non-equity changes are comprised of the unrealized gains or losses on available-for-sale securities. Unrealized gain or losses do not have an impact on the Company’s net income. The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2015 and 2014:

	Before Income Tax	Income Tax Effect	Net of Income Tax
Year Ended December 31, 2015
Net unrealized loss on securities available-for-sale	$(8,107)	$(3,243)	$(4,864)
Less: Reclassification adjustment for gains included in net income	4,690	1,876	2,814
Other comprehensive loss	$(12,797)	$(5,119)	$(7,678)

Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale	$186,492	$74,598	$111,894
Less: Reclassification adjustment for gains included in net income	11,374	4,550	6,824
Other comprehensive income	$175,118	$70,048	$105,070

The following table presents the changes in accumulated comprehensive income (loss), net of tax, for the years ended December 31, 2015 and 2014:

Securities Available For Sale

Balance at January 1, 2014	$(94,894)

Other comprehensive loss before reclassifications	111,894
Amounts reclassified from accumulated other comprehensive income	6,824
Net other comprehensive loss	105,070
Balance at December 31, 2014	10,176

Other comprehensive income before reclassifications	(4,864)
Amounts reclassified from accumulated other comprehensive income	2,814
Net other comprehensive income	(7,678)
Balance at December 31, 2015	$2,498

The following table presents the amount reclassified out of accumulated other comprehensive income for the years ended December 31, 2015 and 2014:

			Affected Line
			Item in the
	Year Ended December 31,		Statement Where
	2015	2014	Net Income is Presented

Realized gain on the sale of investment securities	$4,690	$11,374	Gain on sale of securities
Income tax effect	1,876	4,550	Income tax expense
Total reclassifications	$2,814	$6,824	Net income

Note 19.          Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Carroll Bancorp, Inc. at and for the twelve months ended December 31, 2015 and 2014:

Condensed Balance Sheets

	December 31,	December 31,
	2015	2014
Assets:
Cash and due from banks	$300,591	$2,993,230
Loans	310,739	285,447
Other assets	105	-
Investment in bank subsidiary	15,685,888	10,337,815
Total Assets	$16,297,323	$13,616,492

Liabilities:
Offering escrow	$-	$2,859,974
Other liabilities	4,153	6,021
Total Liabilities	4,153	2,865,995

Stockholders' Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 978,279 at December 31, 2015 and 488,409 at December 31, 2014	9,783	4,884
Additional paid-in capital	12,799,995	4,873,447
Unallocated ESOP shares	(261,088)	(285,447)
Unearned RSP shares	(144,599)	(170,217)
Retained earnings	3,886,581	6,317,654
Accumulated other comprehensive income	2,498	10,176
Total stockholders' equity	16,293,170	10,750,497
Total liabilities and stockholders' equity	$16,297,323	$13,616,492

Condensed Statements of Operations

	For the Year Ending December 31, 2015	For the Year Ending December 31, 2014
Loans	$10,528	$8,958
Dividends from bank subsidiary	-	-
Total income	10,528	8,958
Non-interest expense	-	-
Income before income tax expense	10,528	8,958
Income tax expense	4,153	3,534
Net income before equity in net income of bank subsidiary	6,375	5,424
Equity in net income of bank subsidiary	264,827	385,021
Net income	$271,202	$390,445

Condensed Statements of Cash Flows

	For the Year Ending December 31, 2015	For the Year Ending December 31, 2014
Cash flows from operating activities:
Net income	$271,202	$390,445
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(264,827)	(385,021)
(Increase) decrease in other assets	(105)	519
(Decrease ) increase in other liabilities	(1,868)	3,533
Net cash provided by operating activities	4,402	9,476
Cash flows from investing activities:
Private placement offering collections	(2,859,974)	2,859,974
ESOP loan principal collections	17,406	17,841
Increase in loans	(49,651)	-
Investment in bank subsidiary	(5,000,000)	(1,800,000)
Net cash (used in) provided by investing activities	(7,892,219)	1,077,815
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	4,965,829	1,897,433
Proceeds from warrant exercise	371,187	63,536
Common stock repurchase	(141,838)	-
Loan to purchase common stock for the ESOP	-	(119,969)
Purchase of common stock for RSP	-	(59,984)
Net cash provided by financing activities	5,195,178	1,781,016
Net (decrease) increase in cash and cash equivalents	(2,692,639)	2,868,307
Cash and cash equivalents, beginning balance	2,993,230	124,923
Cash and cash equivalents, ending balance	$300,591	$2,993,230

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended December 31, 2015, there have been no changes in Carroll Bancorp, Inc.’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Carroll Bancorp, Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Carroll Bancorp, Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control — Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

The remaining information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Proposal I—Election of Directors” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal 1—Election of Directors—Director Compensation” and “Proposal 1—Election of Directors—Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Executive Officers” and “Proposal 1— Election of Directors— Securities Authorized For Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal 1—Election of Directors—Board Independence” and “Proposal 1—Election of Directors—Transactions with Certain Related Persons.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3.1*	Amended & Restated Articles of Incorporation of Carroll Bancorp, Inc.
3.2*	Bylaws of Carroll Bancorp, Inc.
4^	Form of common stock certificate of Carroll Bancorp, Inc.
10.1*	Carroll Community Bank Employee Stock Ownership Plan
10.1.1@	Second Amendment to Carroll Community Bank Employee Stock Ownership Plan
10.1.2	Third Amendment to Carroll Community Bank Employee Stock Ownership Plan
10.1.3	Fourth Amendment to Carroll Community Bank Employee Stock Ownership Plan
10.2^ +	Employment Agreement between Carroll Bancorp, Inc., Carroll Community Bank and Russell J. Grimes dated October 12, 2011
10.3* +	Form of Change in Control Agreement with Michael J. Gallina, Donna M. Frederick and George Peck
10.5*	Records Processing Services Agreement between Carroll Community Bank and Stifel, Nicolaus & Company, Incorporated
10.6*	Shopping Center Lease by and between Washington Real Estate Investment Trust and Carroll Community Bank
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

10.9# +	Form of Non-Qualified Stock Option Grant Agreement under the Carroll Bancorp, Inc. 2011 Stock Option Plan
10.10# +	Form of Incentive Option Grant Agreement under the Carroll Bancorp, Inc. 2011 Stock Option Plan
10.11%+	Form of Restricted Stock Award Grant Agreement under the Carroll Bancorp, Inc. 2011 Recognition and Retention Plan and Trust Agreement
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

% Incorporated by reference from Carroll Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 000-54422, filed with the U.S. Securities and Exchange Commission on March 10, 2014.

@ Incorporated by reference from Carroll Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 000-54422, filed with the U.S. Securities and Exchange Commission on March 11, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARROLL BANCORP, INC.

	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Russell J. Grimes	President, Chief Executive Officer and Director	March 8, 2016
Russell J. Grimes	(Principal Executive Officer)

/s/ Michael J. Gallina	Chief Financial Officer and Treasurer	March 8, 2016
Michael J. Gallina	(Principal Financial and Accounting Officer)

/s/ C. Todd Brown	Chairman of the Board	March 8, 2016
C. Todd Brown

/s/ R. Wayne Barnes	Director	March 8, 2016
R. Wayne Barnes

/s/ Thomas L. Burke	Director	March 8, 2016
Thomas L. Burke

/s/ Gilbert L. Fleming	Director	March 8, 2016
Gilbert L. Fleming

/s/ Brian L. Haight	Vice-Chairman	March 8, 2016
Brian L. Haight

/s/ Nancy L. Parker	Director	March 8, 2016
Nancy L. Parker

/s/ Barry J. Renbaum	Director	March 8, 2016
Barry J. Renbaum

/s/ Robin L. Weisse	Director	March 8, 2016
Robin L. Weisse

/s/ James G. Kohler	Director	March 8, 2016
James G. Kohler

/s/ Leo A. Vondas	Director	March 8, 2016
Leo A. Vondas