Form 10-Q
period 2016-03-31
Carroll Bancorp, Inc.
filed 2016-05-10
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 978,306 shares of common stock outstanding at May 9, 2016.

CARROLL BANCORP, INC.

Form 10-Q

 i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,371,543	$1,583,914
Interest-bearing deposits with depository institutions	10,768,615	6,623,853
Cash and cash equivalents	12,140,158	8,207,767
Certificates of deposit with depository institutions	2,450,268	2,450,248
Securities available for sale, at fair value	4,707,844	4,812,384
Securities held to maturity (fair value March 31, 2016 $2,134,727 and December 31, 2015 $2,011,900)	2,105,667	2,005,775
Loans, net of allowance for loan losses - March 31, 2016 $938,000 and December 31, 2015 $901,000	128,114,540	128,433,411
Accrued interest receivable	407,761	403,535
Other equity securities, at cost	1,028,596	869,296
Bank-owned life insurance	2,121,806	2,107,770
Premises and equipment, net	1,345,353	1,303,648
Foreclosed assets	199,374	199,374
Other assets	517,203	544,059
Total assets	$155,138,570	$151,337,267

Liabilities:
Deposits
Noninterest-bearing	$9,510,881	$8,718,993
Interest-bearing	111,357,829	113,382,169
Total deposits	120,868,710	122,101,162
Federal Home Loan Bank Advances	17,500,000	12,500,000
Other liabilities	363,193	442,935
Total liabilities	138,731,903	135,044,097

Stockholders' Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 978,306 shares at March 31, 2016 and 978,279 shares at December 31, 2015	9,783	9,783
Additional paid-in capital	12,799,725	12,799,995
Unallocated ESOP shares	(261,088)	(261,088)
Unearned RSP shares	(131,713)	(144,599)
Retained earnings	3,956,425	3,886,581
Accumulated other comprehensive income	33,535	2,498
Total stockholders' equity	16,406,667	16,293,170
Total liabilities and stockholders' equity	$155,138,570	$151,337,267

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Interest income:
Loans	$1,386,634	$1,110,820
Securities available for sale	23,935	36,145
Securities held to maturity	25,272	13,228
Certificates of deposit	10,560	10,525
Interest-earning deposits	23,594	9,665
Total interest income	1,469,995	1,180,383
Interest expense:
Deposits	179,936	125,763
Borrowings	46,242	30,516
Total interest expense	226,178	156,279
Net interest income	1,243,817	1,024,104
Provision for loan losses	30,166	28,658
Net interest income after provision for loan losses	1,213,651	995,446
Non-interest income:
Loss on sale of securities	(1,061)	(100)
Gain on loans held for sale	28,063	2,187
Increase in cash surrender value - life insurance	14,035	13,890
Customer service fees	23,776	17,360
Loan fee income	11,691	6,392
Other income	3,536	4,396
Total non-interest income	80,040	44,125
Non-interest expense:
Salaries and employee benefits	676,923	547,846
Premises and equipment	131,934	85,590
Data processing	123,776	105,267
Professional fees	68,127	65,383
FDIC insurance	29,392	17,505
Directors' fees	54,800	53,800
Corporate insurance	11,908	10,068
Printing and office supplies	10,945	9,172
Other operating expenses	86,458	61,828
Total non-interest expenses	1,194,263	956,459
Income before income tax expense	99,428	83,112
Income tax expense	29,584	27,697
Net income	$69,844	$55,415

Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.07	$0.07
Basic weighted average shares outstanding	938,323	823,630
Diluted weighted average shares outstanding	957,581	838,557

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net income	$69,844	$55,415

Other comprehensive income, before income tax:
Securities available for sale:
Net unrealized holding gains arising during the period	50,667	33,638
Less reclassification adjustment for loss on the sale of securities available for sale included in net income	(1,061)	(100)
Other comprehensive income,
before income tax	51,728	33,738
Income tax effect	20,691	13,495
Other comprehensive income, net of tax	31,037	20,243
Total comprehensive income	$100,881	$75,658

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2016 and 2015
(unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	ESOP	RSP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income	Total

Balances at January 1, 2016	$9,783	$12,799,995	$(261,088)	$(144,599)	$3,886,581	$2,498	$16,293,170
Net income					69,844		69,844
Other comprehensive income						31,037	31,037
RSP compensation		12,256					12,256
Restricted stock vesting		(12,886)		12,886			-
Warrants exercised		360					360
Balances at March 31, 2016	$9,783	$12,799,725	$(261,088)	$(131,713)	$3,956,425	$33,535	$16,406,667

Balances at January 1, 2015	$4,884	$4,873,447	$(285,447)	$(170,217)	$6,317,654	$10,176	$10,750,497
Net income					55,415		55,415
Other comprehensive income						20,243	20,243
RSP compensation		10,027					10,027
Private placement offering:
Issuance of 310,848 shares of common stock net of offering costs	3,108	4,962,721					4,965,829
Restricted stock vesting		(2,993)		2,993			-
Stock dividend declared		2,701,482			(2,701,482)		-
Balances at March 31, 2015	$7,992	$12,544,684	$(285,447)	$(167,224)	$3,671,587	$30,419	$15,802,011

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$69,844	$55,415
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of securities available for sale	1,061	100
Gain on sale of loans held for sale	(28,063)	(2,187)
Origination of loans held for sale	(1,207,500)	(175,000)
Proceeds from sale of loans held for sale	1,235,563	177,187
Amortization and accretion of securities	12,818	31,558
Amortization of deferred loan costs, net of origination fees	45,165	7,126
Provision for loan losses	30,166	28,658
Loan loss recoveries	6,834	10,342
Depreciation of premises and equipment	45,949	39,190
Increase in cash surrender value of bank-owned life insurance	(14,035)	(13,890)
ESOP compensation expense	7,500	6,200
RSP compensation expense	12,256	10,027
Increase in deferred tax assets	(9,960)	(20,134)
(Increase) decrease in accrued interest receivable	(4,227)	837
Decrease (increase) in other assets	16,125	(150,584)
(Decrease) increase in other liabilities	(87,242)	20
Net cash provided by operating activities	132,254	4,865
Cash flows from investing activities:
Purchase of securities held to maturity	(100,000)	-
Proceeds from sale or redemption of securities available for sale	15,000	2,689,379
Principal collected on securities available for sale	127,478	401,687
Decrease (increase) in loans	236,705	(7,967,152)
Purchase of premises and equipment	(87,654)	(8,168)
Purchase of other equity securities	(159,300)	(51,200)
Net cash provided by (used in) investing activities	32,229	(4,935,454)
Cash flows from financing activities:
Decrease in deposits	(1,232,452)	(2,227,358)
Proceeds from FHLB advances	5,000,000	3,000,000
Repayment of FHLB advances	-	(1,500,000)
Warrant exercise	360	-
Proceeds from private placement offering	-	4,965,829
Net cash provided by financing activities	3,767,908	4,238,471
Net increase (decrease) in cash and cash equivalents	3,932,391	(692,118)
Cash and cash equivalents, beginning balance	8,207,767	6,909,391
Cash and cash equivalents, ending balance	$12,140,158	$6,217,273

Supplemental disclosure of cash flow information:
Interest paid	$209,834	$157,501
Income tax paid	$57,500	$44,000

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

 Accounting Standards Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  This standard may affect an entity’s financial statements, business processes and internal control over financial reporting.  The guidance is effective for the first interim or annual period beginning after December 15, 2017.  The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will now require organizations that lease assets – or lessees – to recognize assets and liabilities on their balance sheets for leases with lease terms of more than 12 months. Previously, the recognition, measurement, and presentation of expenses and cash flows arising from a lease for lessees primarily depended on its classification as a finance (capital) lease or operating lease. But unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new standard requires companies to include both types of leases on their books. For finance leases, lessees will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payment, in the statement of financial position, (ii) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and (iii) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payment, in the statement of financial position, (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (iii) classify all cash payments within operating activities in the statement of cash flows. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Public companies will be required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018. For calendar year-end public companies, this means an adoption date of Jan. 1, 2019, and retroactive application to previously issued annual and interim financial statements for 2018 and 2017. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. All excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit in the income statement. The tax consequences of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. The amendments in this ASU take effect for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company’s financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.          Securities

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2016 and December 31, 2015 are as follows:

	At March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$2,411,436	$22,159	$-	$2,433,595
Commercial mortgage-backed securities	2,016,367	30,853	-	2,047,220
Municipal bonds	224,150	2,879	-	227,029
	$4,651,953	$55,891	$-	$4,707,844

Securities held to maturity:
Municipal bonds	$500,000	$14,657	$-	$514,657
Corporate bonds	1,605,667	14,403	-	1,620,070
	$2,105,667	$29,060	$-	$2,134,727

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$2,549,295	$12,146	$8,818	$2,552,623
Commercial mortgage-backed securities	2,017,187	-	-	2,017,187
Municipal bonds	241,739	2,503	1,668	242,574
	$4,808,221	$14,649	$10,486	$4,812,384

Securities held to maturity:
Municipal bonds	$500,000	$9,470	$-	$509,470
Corporate bonds	1,505,775	250	3,595	1,502,430
	$2,005,775	$9,720	$3,595	$2,011,900

The Bank had no private label residential mortgage-backed securities at March 31, 2016 and December 31, 2015 or during the three months or year then ended, respectively.

At March 31, 2016 and December 31, 2015 the carrying amount of securities pledged as collateral for uninsured public fund deposits was $3.1 million and $2.3 million, respectively.

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2016
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	2,365,830	2,400,153	-	-
After 5 years through 10 years	1,701,337	1,709,917	1,855,667	1,877,757
Over 10 years	584,786	597,774	250,000	256,970
	$4,651,953	$4,707,844	$2,105,667	$2,134,727

	At December 31, 2015
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	378,316	379,770	-	-
After 5 years through 10 years	3,822,110	3,816,649	1,755,775	1,756,777
Over 10 years	607,795	615,965	250,000	255,123
	$4,808,221	$4,812,384	$2,005,775	$2,011,900

The Bank sold or had called $15,000 and $2.7 million, respectively, in securities available for sale during the three months ended March 31, 2016 and 2015. From those sale transactions, the Bank realized a net loss of $1,061 and $100, respectively, for those periods.

Securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

At March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$-	$-	$-	$-	$-	$-
Municipal bonds	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-

Securities held to maturity:
Corporate	$-	$-	$-	$-	$-	$-

	At December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$1,801,533	$8,818	$-	$-	$1,801,533	$8,818
Municipal bonds	-	-	78,916	1,668	78,916	1,668
	$1,801,533	$8,818	$78,916	$1,668	$1,880,449	$10,486

Securities held to maturity:
Corporate	$652,180	$3,595	$-	$-	$652,180	$3,595

Note 3.          Loans

Loans at March 31, 2016 and December 31, 2015 are summarized as follows:

	At March 31, 2016		At December 31, 2015
		Percent		Percent
	Balance	of Total	Balance	of Total

Residential owner occupied - first lien	$41,450,859	32.3%	$44,890,154	34.9%
Residential owner occupied - junior lien	4,539,288	3.5%	4,988,405	3.9%
Residential non-owner occupied (investor)	15,792,947	12.3%	15,849,835	12.3%
Commercial owner occupied	14,270,230	11.1%	14,717,990	11.4%
Other commercial loans	52,109,025	40.6%	47,883,818	37.2%
Consumer loans	301,599	0.2%	376,070	0.3%
Total loans	128,463,948	100.0%	128,706,272	100.0%
Net deferred fees, costs and purchase premiums	588,592		628,139
Allowance for loan losses	(938,000)		(901,000)
Total loans, net	$128,114,540		$128,433,411

Our residential one- to four-family first lien mortgage loan portfolio is pledged as collateral for our advances with the Federal Home Loan Bank of Atlanta (“FHLB”).

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	6,834	-	-	-	-	-	6,834
Provision	(49,265)	(1,568)	46,655	(3,582)	37,926	-	30,166
Ending Balance	$163,738	$19,882	$116,553	$114,162	$523,665	$-	$938,000

	For the Three Months Ended March 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	7,785	-	2,557	-	-	-	10,342
Provision	(40,661)	(2,885)	(2,839)	10,009	65,034	-	28,658
Ending Balance	$195,585	$22,166	$45,765	$99,820	$397,664	$-	$761,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at March 31, 2016 and December 31, 2015:

	At March 31, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$163,738	$19,882	$116,553	$114,162	$523,665	$-	$938,000
Ending balance individually evaluated for impairment	$-	$-	$55,220	$-	$-	$-	$55,220
Ending balance collectively evaluated for impairment	$163,738	$19,882	$61,333	$114,162	$523,665	$-	$882,780
Loans:
Ending balance	$41,450,859	$4,539,288	$15,792,947	$14,270,230	$52,109,025	$301,599	$128,463,948
Ending balance individually evaluated for impairment	$-	$-	$250,540	$-	$-	$-	$250,540
Ending balance collectively evaluated for impairment	$41,450,859	$4,539,288	$15,542,407	$14,270,230	$52,109,025	$301,599	$128,213,408

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Loans:
Ending balance	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272
Ending balance individually evaluated for impairment	$-	$-	$108,188	$-	$-	$-	$108,188
Ending balance collectively evaluated for impairment	$44,890,154	$4,988,405	$15,741,647	$14,717,990	$47,883,818	$376,070	$128,598,084

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at March 31, 2016 and December 31, 2015:

	At March 31, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$41,423,300	$4,539,288	$15,081,612	$14,270,230	$50,309,025	$301,599	$125,925,054
Special Mention	-	-	-	-	1,800,000	-	1,800,000
Substandard	27,559	-	711,335	-	-	-	738,894
Doubtful	-	-	-	-	-	-	-
Total	$41,450,859	$4,539,288	$15,792,947	$14,270,230	$52,109,025	$301,599	$128,463,948

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$44,890,154	$4,988,405	$15,252,037	$14,717,990	$47,883,818	$376,070	$128,108,474
Special Mention	-	-	-	-	-	-	-
Substandard	-	-	597,798	-	-	-	597,798
Doubtful	-	-	-	-	-	-	-
Total	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272

During the first quarter of 2016, a loan for $1.8 million was downgraded to Special Mention due to the borrower’s inability to complete the project without additional funding. While there is a temporary heightened level of risk, the market conditions and collateral coverage remain satisfactory. Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as a “Pass” rating.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at March 31, 2016 and December 31, 2015:

	At March 31, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$40,813,665	$4,539,288	$15,300,112	$14,270,230	$51,549,639	$301,599	$126,774,533
30-59 days past due	637,194	-	385,374	-	559,386	-	1,581,954
60-89 days past due	-	-	107,461	-	-	-	107,461
Greater than 90 days past due	-	-	-	-	-	-	-
Total past due	637,194	-	492,835	-	559,386	-	1,689,415
Total	$41,450,859	$4,539,288	$15,792,947	$14,270,230	$52,109,025	$301,599	$128,463,948

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$44,522,124	$4,988,405	$15,731,641	$14,717,990	$46,621,559	$376,070	$126,957,789
30-59 days past due	122,300	-	118,194	-	1,262,259	-	1,502,753
60-89 days past due	245,730	-	-	-	-	-	245,730
Greater than 90 days past due	-	-	-	-	-	-	-
Total past due	368,030	-	118,194	-	1,262,259	-	1,748,483
Total	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272

The following tables are a summary of impaired loans by portfolio segment at March 31, 2016 and December 31, 2015:

	At March 31, 2016
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$27,559	$-	$107,461	$-	$-	$-	$135,020
Unpaid Principal Balance	27,559	-	107,461	-	-	-	135,020

With an allowance recorded:
Recorded Investment	$-	$-	$115,520	$-	$-	$-	$115,520
Unpaid Principal Balance	-	-	117,737	-	-	-	117,737
Related Allowance	-	-	55,220	-	-	-	55,220

Total impaired loans:
Recorded Investment	$27,559	$-	$222,981	$-	$-	$-	$250,540
Unpaid Principal Balance	27,559	-	225,198	-	-	-	252,757
Related Allowance	-	-	55,220	-	-	-	55,220

	At December 31, 2015
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$-	$-	$108,188	$-	$-	$-	$108,188
Unpaid Principal Balance	-	-	108,188	-	-	-	108,188

With an allowance recorded:
Recorded Investment	$-	$-	$-	$-	$-	$-	$-
Unpaid Principal Balance	-	-	-	-	-	-	-
Related Allowance	-	-	-	-	-	-	-

Total impaired loans:
Recorded Investment	$-	$-	$108,188	$-	$-	$-	$108,188
Unpaid Principal Balance	-	-	108,188	-	-	-	108,188
Related Allowance	-	-	-	-	-	-	-

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$13,780	$-	$107,825	$-	$-	$-	$121,605
Interest income that would have been recognized	349	-	-	-	-	-	349
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	349	-	-	-	-	-	349

With an allowance recorded:
Average recorded investment	$-	$-	$57,760	$-	$-	$-	$57,760
Interest income that would have been recognized	-	-	2,137	-	-	-	2,137
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	2,137	-	-	-	2,137

Total impaired loans:
Average recorded investment	$13,780	$-	$165,585	$-	$-	$-	$179,365
Interest income that would have been recognized	349	-	2,137	-	-	-	2,486
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	349	-	2,137	-	-	-	2,486

	For the Three Months Ended March 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$308,010	$4,709	$114,976	$-	$-	$-	$427,695
Interest income that would have been recognized	5,612	98	-	-	-	-	5,710
Interest income recognized (cash basis)	18,898	611	-	-	-	-	19,509
Interest income foregone (recovered)	(13,286)	(513)	-	-	-	-	(13,799)

With an allowance recorded:
Average recorded investment	$-	$-	$-	$-	$-	$-	$-
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

Total impaired loans:
Average recorded investment	$308,010	$4,709	$114,976	$-	$-	$-	$427,695
Interest income that would have been recognized	5,612	98	-	-	-	-	5,710
Interest income recognized (cash basis)	18,898	611	-	-	-	-	19,509
Interest income foregone (recovered)	(13,286)	(513)	-	-	-	-	(13,799)

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at March 31, 2016 and December 31, 2015:

	At March 31,	At December 31,
	2016	2015
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$-	$-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	107,461	108,188
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired performing loans	107,461	108,188

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	27,559	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	115,520	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired nonperforming loans (nonaccrual):	143,079	-
Total impaired loans	$250,540	$108,188

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

There were no TDRs modified during the three months ended March 31, 2016 or the year ended December 31, 2015.

Note 5.          Deposits

Deposits were comprised of the following at March 31, 2016 and December 31, 2015:

	At March 31, 2016		At December 31, 2015
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$9,510,881	7.9%	$8,718,993	7.1%
Interest-bearing checking	10,313,782	8.5%	8,098,550	6.6%
Savings	3,429,246	2.8%	2,512,638	2.1%
Premium savings	20,623,731	17.1%	20,619,758	16.9%
IRA savings	6,087,296	5.0%	6,325,231	5.2%
Money market	11,613,039	9.6%	11,892,738	9.7%
Certificates of deposit	59,290,735	49.1%	63,933,254	52.4%
Total deposits	$120,868,710	100.0%	$122,101,162	100.0%

Certificates of deposit scheduled maturities are as follows:

	At March 31, 2016	At December 31, 2015
Period to Maturity:
Less than or equal to one year	$30,283,394	$36,634,331
More than one to two years	15,002,187	13,245,022
More than two to three years	8,291,803	8,965,734
More than three to four years	1,270,730	1,798,769
More than four to five years	4,442,621	3,289,398
Total certificates of deposit	$59,290,735	$63,933,254

Certificates of deposit included $19.6 million and $27.8 million, respectively, of brokered and listing service deposits at March 31, 2016 and December 31, 2015. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

Note 6.          Fair Value Measurements

The FASB issued Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments,” which provides guidance on the fair value option for financial assets and liabilities. This guidance permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a commitment. Subsequent changes must be recorded in earnings.

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified within Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Bank. The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and are adjusted accordingly, based on the same factors identified above.

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	At March 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$2,433,595	$-	$2,433,595	$-
Commercial mortgage-backed securities	2,047,220	-	2,047,220	-
Municipal bonds	227,029	-	227,029	-
Total securities available for sale	$4,707,844	$-	$4,707,844	$-

	At December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$2,552,623	$-	$2,552,623	$-
Commercial mortgage-backed securities	2,017,187	-	2,017,187	-
Municipal bonds	242,574	-	242,574	-
Total securities available for sale	$4,812,384	$-	$4,812,384	$-

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

	At March 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential non-owner occupied (investor)	$250,540	$-	$-	$250,540
Total impaired loans	$250,540	$-	$-	$250,540

Residential owner occupied - first lien	$199,374	$-	$-	$199,374
Total foreclosed real estate	$199,374	$-	$-	$199,374

	At December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential non-owner occupied (investor)	$108,188	$-	$-	$108,188
Total impaired loans	$108,188	$-	$-	$108,188

Residential owner occupied - first lien	$199,374	$-	$-	$199,374
Total foreclosed real estate	$199,374	$-	$-	$199,374

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2015	$595,070	$52,964
Total realized and unrealized gains (losses):
Included in net income	-	-
Settlements	(253,803)	-
Transfers in and/or out of Level 3	(233,079)	146,410
Balance, December 31, 2015	$108,188	$199,374
Total realized and unrealized gains (losses):
Included in net income	-	-
Settlements	(2,944)	-
Transfers in and/or out of Level 3	145,296	-
Balance, March 31, 2016	$250,540	$199,374

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

The estimated fair values of the Company’s financial instruments were as follows at the dates indicated:

	At March 31, 2016
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,450,268	$2,450,268	$-	$2,450,268	$-
Securities available for sale	4,707,844	4,707,844	-	4,707,844	-
Securities held to maturity	2,105,667	2,134,727	-	2,134,727	-
Loans, net of allowance for loan losses	128,114,540	128,743,000	-	-	128,743,000
Bank-owned life insurance	2,121,806	2,121,806	-	2,121,806	-
Other equity securities	1,028,596	1,028,596	-	-	1,028,596

Financial instruments - liabilities:
Deposits	$120,868,710	$120,900,000	$-	$120,900,000	$-
Federal Home Loan Bank advances	17,500,000	17,662,000	-	17,662,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

	At December 31, 2015
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Certificates of deposit with depository institutions	$2,450,248	$2,450,248	$-	$2,450,248	$-
Securities available for sale	4,812,384	4,812,384	-	4,812,384	-
Securities held to maturity	2,005,775	2,011,900	-	2,011,900	-
Loans, net of allowance for loan losses	128,433,411	129,910,000	-	-	129,910,000
Bank-owned life insurance	2,107,770	2,107,770	-	2,107,770	-
Other equity securities	869,296	869,296	-	-	869,296

Financial instruments - liabilities:
Deposits	$122,101,162	$121,806,000	$-	$121,806,000	$-
Federal Home Loan Bank advances	12,500,000	12,616,000	-	12,616,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier I and common equity tier 1 capital to risk weighted assets, tier 1 leverage to average assets and tangible capital to tangible assets. Management believes, as of March 31, 2016, the Bank met all capital adequacy requirements to which it is subject.

As of September 2015, the most recent notification from the Bank’s regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at March 31, 2016 and December 31, 2015 are presented in the table below:

	At March 31, 2016
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,701,769	15.8%	$8,450,263	8.0%	$10,562,829	10.0%
Tier 1 capital to risk-weighted assets	15,763,769	14.9%	6,337,697	6.0%	8,450,263	8.0%
Common equity tier 1 capital to risk-weighted assets	15,763,769	14.9%	4,753,273	4.5%	6,865,839	6.5%
Tier 1 leverage to average assets	15,763,769	10.3%	6,136,531	4.0%	7,670,664	5.0%
Tangible capital to tangible assets	15,797,304	10.2%	N/A	N/A	N/A	N/A

	At December 31, 2015
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,584,390	16.0%	$8,301,696	8.0%	$10,377,120	10.0%
Tier 1 capital to risk-weighted assets	15,683,390	15.1%	6,226,272	6.0%	8,301,696	8.0%
Common equity tier 1 capital to risk-weighted assets	15,683,390	15.1%	4,669,704	4.5%	6,745,128	6.5%
Tier 1 leverage to average assets	15,683,390	10.0%	6,304,897	4.0%	7,881,122	5.0%
Tangible capital to tangible assets	15,685,888	10.4%	N/A	N/A	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using GAAP and the Bank’s regulatory capital amounts:

	At March 31,	At December 31,
	2016	2015
Consolidated GAAP equity	$16,406,667	$16,293,170
Consolidated equity in excess of Bank equity	(609,363)	(607,282)
Bank GAAP equity - Tangible capital	15,797,304	15,685,888
Less:
Accumulated other comprehensive income, net of tax	33,535	2,498
Disallowed deferred tax assets	-	-
Common equity tier 1 capital	15,763,769	15,683,390
Plus:
Additional tier 1 capital	-	-
Tier 1 capital	15,763,769	15,683,390
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	938,000	901,000
Total risk-based capital	$16,701,769	$16,584,390

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

The calculation of net income per common share for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Net Income available to common shareholders	$69,844	$55,415
Weighted average number of shares used in:
Basic earnings per share	938,323	823,630
Adjustment for common share equivalents	19,258	14,927
Diluted earnings per share	957,581	838,557
Basic net income per common share	$0.07	$0.07
Diluted net income per common share	$0.07	$0.07

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at March 31, 2016 and December 31, 2015. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

Overview

Our business consists primarily of attracting and accepting deposits from the general public in the areas surrounding our offices and investing those deposits, together with funds generated from operations, primarily in commercial real estate and residential mortgage loans. Prior to 2011, as a mutual savings bank we focused on originating residential mortgage loans, but changed our strategic focus to include commercial real estate loans following our conversion to a state-chartered commercial bank. Although we plan to continue to originate one- to four-family residential mortgage loans going forward, we have been and intend to continue our focus on the origination of commercial real estate and business loans and related products. In this regard we offer demand deposit accounts, remote deposit capture and business internet banking to support the business community. We are committed to meeting the credit needs of our community, consistent with safe and sound operations.

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

We are operating in a challenging and uncertain economic environment. Economic growth continues to be slow and uneven and wage growth is stagnant. A return to recessionary conditions or to prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, the demand for our products and services and our ongoing operations, costs and profitability. Declines in sales volumes and increases in unemployment levels in connection with these events may result in higher than expected loan delinquencies, increases in our nonperforming and adversely classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

 The following table summarizes the highlights of our financial performance for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015	$ Change	% Change
Net income	$70	$55	$15	27.3%
Basic earnings per share	0.07	0.07	-	0.0%
Diluted earnings per share	0.07	0.07	-	0.0%

Interest income	1,470	1,180	290	24.6%
Interest expense	226	156	70	44.9%
Net interest income	1,244	1,024	220	21.5%
Noninterest income	80	44	36	81.8%
Noninterest expense	1,194	956	238	24.9%

Average Loans	127,686	92,301	35,385	38.3%
Average Earning Assets	147,289	112,541	34,748	30.9%
Average Interest-Bearing Liabilities	127,710	95,767	31,943	33.4%

Return on average assets	0.18%	0.19%
Return on average equity	1.71%	1.53%
Net interest margin	3.40%	3.69%

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

	For the Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$127,686	$1,387	4.37%	$92,301	$1,111	4.88%
Investment securities	6,835	49	2.88%	9,166	49	2.17%
Certificates of deposit	2,450	10	1.64%	3,103	10	1.31%
Interest-earning deposits	10,318	24	0.94%	7,971	10	0.51%
Total interest-earning assets	147,289	1,470	4.01%	112,541	1,180	4.25%
Noninterest-earning assets	6,174			5,835
Total assets	$153,463			$118,376

Interest-bearing liabilities:
Savings	$29,443	16	0.22%	$31,362	16	0.21%
Certificates of deposit	64,549	148	0.92%	39,798	98	1.00%
Money market	11,795	12	0.41%	11,021	10	0.37%
Interest-bearing checking	9,368	4	0.17%	5,569	1	0.07%
Total interest-bearing deposits	115,155	180	0.63%	87,750	125	0.58%
Federal Home Loan Bank advances	12,555	46	1.47%	8,017	31	1.57%
Total interest-bearing liabilities	127,710	226	0.71%	95,767	156	0.66%
Noninterest-bearing deposits	8,900			7,625
Noninterest-bearing liabilities	415			297
Total liabilities	137,025			103,689
Equity	16,438			14,687
Total liabilities and capital	$153,463			$118,376
Net interest income		$1,244			$1,024
Net interest rate spread (1)			3.30%			3.59%
Net interest-earning assets (2)	$19,579			$16,774
Net interest margin (3)			3.40%			3.69%

Average interest-earning assets to interest-bearing liabilities	115.33%			117.51%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31,
	2016 vs 2015
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$426	$(116)	$(34)	$276
Investment securities	(12)	16	(4)	-
Certificates of deposit	(2)	3	(1)	-
Interest-earning deposits	3	9	2	14
Total interest income (1)	364	(67)	(7)	290

Interest expense on:
Savings	(1)	1	-	-
Certificates of deposit	61	(8)	(3)	50
Money market	1	1	-	2
Interest-bearing checking	1	1	1	3
Total interest-bearing deposits	39	11	5	55
Federal Home Loan Bank advances	18	(2)	(1)	15
Total interest expense (1)	52	12	6	70

Change in net interest income	$312	$(79)	$(13)	$220

(1)

The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period to period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

General. Net income increased by $15,000 to $70,000 for the three months ended March 31, 2016 compared to $55,000 for the same period in 2015. The increase in net income for the three month period is mainly attributable to the increase in net interest income as a result of our loan growth over the last twelve months partially offset by the increase in employee costs as a result of our expansion into the Washington Metropolitan area.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $220,000, or 21.5%, during the three months ended March 31, 2016 compared to the same period in 2015, primarily as a result of a $34.7 million, or 30.9%, increase in average earning assets, partially offset by an increase in interest expense due to higher deposit and borrowing balances. Our net interest rate spread decreased to 3.30% for the three months ended March 31, 2016 compared to 3.59% for the three months ended March 31, 2015, primarily as a result of new loan originations carrying lower rates than the average weighted rate of the existing loan portfolio.

Interest Income. Interest income increased by $290,000 to $1.5 million for the three months ended March 31, 2016 compared to $1.2 million for the three months ended March 31, 2015. The increase was primarily attributable to loan interest income resulting from the $35.4 million, or 38.3%, increase in average loan balances for the three months ended March 31, 2016 compared to the same period last year, partially offset by a 51 basis point decrease in the average yield on loans over the same period.

Interest Expense. Interest expense increased by $70,000, or 44.9%, to $226,000 for the three months ended March 31, 2016 compared to $156,000 for the three months ended March 31, 2015. This increase was primarily due to the increase in the average balances of certificates of deposit and FHLB advances during the three months ended March 31, 2016 compared to the same period last year.

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

Based on management’s evaluation of the above factors, the provision for loan losses increased slightly to $30,000 for the three months ended March 31, 2016 compared to $29,000 for the three months ended March 31, 2015. The provision for loan losses for the quarter ending March 31, 2016 was due to specific reserves recorded for two loans that were downgraded to substandard with insufficient collateral to cover the loan balances. The provision for loan losses for March 31, 2015 was due to an increase in loan balances of $8.0 million. Loan balances at March 31, 2016 remained relatively flat with December 31, 2015.

The allowance for loan losses represented 0.73% of gross loans at March 31, 2016, 0.70% at December 31, 2015 and 0.77% of gross loans at March 31, 2015.

Management believes, to the best of their knowledge, that all known losses as of March 31, 2016 have been recorded and based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Noninterest Income. Noninterest income was $80,000 for the three months ended March 31, 2016 compared to $44,000 for the same period in 2015. The $36,000 increase was primarily attributable to $28,000 in gains recognized on the sale of loans held for sale during the three months ended March 31, 2016 compared to $2,000 during the 2015 period, as a result of our implementation of a new secondary market loan program with FHLB during the first quarter of 2016. In addition, comparing the three months ended March 31, 2016 to the same period last year, customer service fees increased by $6,000 due to higher ATM transaction fees and overdraft fees and loan fees increased by $5,000 as a result of a prepayment penalty.

Noninterest Expenses. Noninterest expenses increased by $238,000, or 24.9%, to $1.2 million for the three months ended March 31, 2016 compared to $956,000 during the same period in 2015. The increase was due primarily to a $129,000, or 23.6%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our market area, in particular, the opening of our Bethesda, Maryland branch in September 2015, hiring experienced personnel for vacant positions and merit salary increases along with higher health care insurance costs and an increase in the 401(k) employer match contributions as a result of the increase in the number of employees participating in the plan. Premises and equipment increased by $46,000 due to the opening of the Bethesda branch, the build-out of our headquarters building to convert the basement into office space, and licensing agreements for software relating to selling loans in the secondary market and commercial real estate research and listing service. Data processing expense increased by $19,000 due to higher transaction volumes and additional tech support for our internal network. FDIC insurance premiums increased by $12,000 due to the growth in total assets and an increase in the factors used for the calculation of the premium. Other non-interest expenses increased by $25,000 due primarily to recruiting fees in connection with filling commercial lending positions as well as costs associated with our employee wellness initiative, our state assessment expense, advertising and contributions expense and customer check order expense.

Income Tax Expense. Income tax expense amounted to $30,000 and $28,000, respectively, for the three months ended March 31, 2016 and 2015, resulting in effective tax rates of 29.8% and 33.3%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance relative to pre-tax income.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015.

Assets. Total assets increased by $3.8 million, or 2.5%, to $155.1 million at March 31, 2016 compared to $151.3 million at December 31, 2015.

Loans. Net loans remained relatively flat at $128.1 million at March 31, 2016 compared to $128.4 million at December 31, 2015. New loan originations of $6.2 million, primarily commercial loans, during the three month period ending March 31, 2016 were offset by loan payoffs of $4.1 million, mostly residential mortgages, and principal repayments of $2.4 million.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $143,000 and $342,000, respectively, at March 31, 2016 compared to $0 and $199,000, respectively, at December 31, 2015. During the three months ending March 31, 2016, three loans with balances totaling $143,000 were placed in nonaccrual status and specific reserves of $55,000 were recorded for two of those loans. The ratio of nonperforming loans to total loans was 0.11% at March 31, 2016 compared to 0.00% at December 31, 2015. In addition, our ratio of nonperforming assets to total assets was 0.22% at March 31, 2016 compared to 0.13% at December 31, 2015.

Deposits. Deposits decreased by $1.2 million, or 1.0%, to $120.9 million at March 31, 2016 from $122.1 million at December 31, 2015, however, core deposits increased by $7.0 million, or 7.4%, while brokered certificates of deposit decreased by $8.2 million during the three months ended March 31, 2016. The increase in core deposits occurred primarily in certificates of deposit, which increased by $3.6 million, and noninterest and interest bearing checking, which increased by $3.0 million.

Stockholders’ Equity. Stockholders’ equity increased slightly to $16.4 million at March 31, 2016 from $16.3 million at December 31, 2015. The increase was the result of net income for the quarter and an increase in accumulated other comprehensive income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and payoffs, advances from the FHLB, short-term lines of credit with correspondent banks and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2016.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, investing and financing activities during any given period as reported in our statement of cash flows included in our financial statements. At March 31, 2016, cash and cash equivalents totaled $12.1 million.

At March 31, 2016, we had $5.3 million in loan origination commitments outstanding and $7.6 million in unused available lines of credit. Certificates of deposit due within one year of March 31, 2016 totaled $30.3 million, or 25.1% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including FHLB advances, loan and securities sales and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay. Of the $30.3 million in certificates of deposit due within one year of March 31, 2016, $19.6 million are brokered and listing service certificates of deposit. For the other certificates of deposit maturing in one year or less, we believe we will retain upon maturity a large portion of those deposits based on our historical experience and current market interest rates.

Our primary investing activity is loan originations. During the three months ended March 31, 2016, we originated $6.2 million in loans.

Financing activities consist primarily of activity in deposit balances and FHLB advances. We experienced a net decrease in deposits $1.2 million, or 1.0%, and an increase of $5.0 million, or 40%, in FHLB advances, during the three months ended March 31, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances totaled $17.5 million at March 31, 2016 and we had the ability to borrow up to an additional $12.8 million from the FHLB and $11.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, in amounts consisting of up to 15% of our total deposits, as a funding source for the Bank. At March 31, 2016, we had $19.6 million in brokered and listing service certificates of deposit.

Carroll Bancorp, Inc. is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. Virtually all of the Company’s revenue is and will continue to be interest earned on the loan to the employee stock ownership plan trust to fund its purchase of the Company’s common stock and, when and if the Bank begins paying dividends, stock dividends received from the Bank.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

Off-Balance Sheet Arrangements, Commitments and Aggregate Contractual Obligations

Commitments. We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate loans that involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses that would have a material effect on our consolidated financial statements.

Outstanding loan commitments and available lines of credit at March 31, 2016 and December 31, 2015 are as follows:

	At March 31,	At December 31,
(in thousands)	2016	2015
Commitments to extend credit:
Consumer loans	$995	$642
Commercial loans	4,312	4,251
	5,307	4,893
Commitments under available lines of credit:
Consumer loans	5,020	3,737
Commercial loans	2,641	1,766
	7,661	5,503
Total Commitments	$12,968	$10,396

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2016 or December 31, 2015 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the three months ended March 31, 2016, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the amounts reported in the financial statements and accompanying notes. We base these estimates, assumptions and judgments on the information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. These estimates, assumptions and judgments are necessary when financial instruments are required to be recorded at fair value or when the decline in the value of an asset carried on the statement of financial condition at historic cost requires an impairment write-down or a valuation reserve to be established. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●

statements about our business plans, prospects, goals and operating strategies; particularly with respect to (i) continuing our focus on commercial real estate and business lending and related products, and (ii) retention of maturing certificates of deposit;

●	statements with respect to the impact of off-balance sheet arrangements;

●	statements regarding sources of liquidity and having adequate liquidity for our short- and long-term needs;

●	statements with respect to our allowance for loan losses, including expected increases in the allowance going forward, the adequacy thereof and that all known loan losses have been recorded; and

●	statement regarding the expected impact of any pending legal proceedings.

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

●	any interruption or breach of security of our information systems, including our third party vendors, resulting in failures or disruptions in service or processing; and

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

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of March 31, 2016.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

CARROLL BANCORP, INC.

Date: May 10, 2016	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)