Form 10-Q
period 2016-06-30
Carroll Bancorp, Inc.
filed 2016-08-10
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 972,506 shares of common stock outstanding at August 9, 2016.

CARROLL BANCORP, INC.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,327,234	$1,583,914
Interest-bearing deposits with depository institutions	13,857,534	6,623,853
Cash and cash equivalents	15,184,768	8,207,767
Certificates of deposit with depository institutions	2,450,082	2,450,248
Securities available for sale, at fair value	4,297,110	4,812,384
Securities held to maturity (fair value June 30, 2016 $2,680,138 and December 31, 2015 $2,011,900)	2,632,877	2,005,775
Loans, net of allowance for loan losses - June 30, 2016 $954,000 and December 31, 2015 $901,000	128,089,014	128,433,411
Accrued interest receivable	409,110	403,535
Other equity securities, at cost	943,596	869,296
Bank-owned life insurance	2,135,800	2,107,770
Premises and equipment, net	1,396,783	1,303,648
Foreclosed assets	168,910	199,374
Other assets	560,634	544,059
Total assets	$158,268,684	$151,337,267

Liabilities:
Deposits
Noninterest-bearing	$9,749,724	$8,718,993
Interest-bearing	116,183,253	113,382,169
Total deposits	125,932,977	122,101,162
Federal Home Loan Bank Advances	15,500,000	12,500,000
Other liabilities	455,879	442,935
Total liabilities	141,888,856	135,044,097

Stockholders' Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 972,506 shares at June 30, 2016 and 978,279 shares at December 31, 2015	9,725	9,783
Additional paid-in capital	12,715,787	12,799,995
Unallocated ESOP shares	(261,088)	(261,088)
Unearned RSP shares	(131,713)	(144,599)
Retained earnings	4,009,409	3,886,581
Accumulated other comprehensive income	37,708	2,498
Total stockholders' equity	16,379,828	16,293,170
Total liabilities and stockholders' equity	$158,268,684	$151,337,267

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans	$1,394,559	$1,186,529	$2,781,193	$2,297,349
Securities available for sale	21,340	19,531	45,275	55,676
Securities held to maturity	26,681	13,156	51,953	26,384
Certificates of deposit	10,693	10,553	21,253	21,078
Interest-earning deposits	20,072	7,406	43,666	17,071
Total interest income	1,473,345	1,237,175	2,943,340	2,417,558
Interest expense:
Deposits	190,107	123,906	370,043	249,669
Borrowings	47,565	30,944	93,807	61,460
Total interest expense	237,672	154,850	463,850	311,129
Net interest income	1,235,673	1,082,325	2,479,490	2,106,429
Provision for loan losses	6,984	29,494	37,150	58,152
Net interest income after provision for loan losses	1,228,689	1,052,831	2,442,340	2,048,277
Non-interest income:
Gain (loss) on sale of securities	-	-	(1,061)	(100)
Gain on loans held for sale	18,027	-	46,090	2,187
OREO write down	(30,464)	-	(30,464)	-
Increase in cash surrender value - life insurance	13,995	13,881	28,030	27,771
Customer service fees	26,009	23,052	49,785	40,412
Loan fee income	8,508	6,427	20,199	12,819
Other income	5,508	3,858	9,044	8,254
Total non-interest income	41,583	47,218	121,623	91,343
Non-interest expense:
Salaries and employee benefits	633,780	527,287	1,310,703	1,075,133
Premises and equipment	133,807	95,197	265,741	180,787
Data processing	126,421	108,117	250,197	213,384
Professional fees	121,366	92,860	189,493	158,243
FDIC insurance	25,254	16,661	54,646	34,166
Directors' fees	40,325	51,900	95,125	105,700
Corporate insurance	12,147	10,452	24,055	20,520
Printing and office supplies	11,324	8,263	22,269	17,435
Other operating expenses	92,168	73,802	178,626	135,630
Total non-interest expenses	1,196,592	984,539	2,390,855	1,940,998
Income before income tax expense	73,680	115,510	173,108	198,622
Income tax expense	20,696	40,590	50,280	68,287
Net income	$52,984	$74,920	$122,828	$130,335

Basic earnings per share	$0.06	$0.08	$0.13	$0.15
Diluted earnings per share	$0.06	$0.08	$0.13	$0.15
Basic weighted average shares outstanding	936,529	921,028	937,421	872,598
Diluted weighted average shares outstanding	955,096	940,480	956,332	889,800

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$52,984	$74,920	$122,828	$130,335

Other comprehensive income (loss) before income tax:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	6,956	(49,820)	57,623	(16,182)
Less reclassification adjustment for loss on the sale of securities available for sale included in net income	-	-	(1,061)	(100)
Other comprehensive income (loss) before income tax	6,956	(49,820)	58,684	(16,082)
Income tax effect	2,782	(19,928)	23,474	(6,433)
Other comprehensive income (loss), net of tax	4,174	(29,892)	35,210	(9,649)
Total comprehensive income	$57,158	$45,028	$158,038	$120,686

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2016 and 2015

(unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	ESOP	RSP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income	Total

Balances at January 1, 2016	$9,783	$12,799,995	$(261,088)	$(144,599)	$3,886,581	$2,498	$16,293,170
Net income					122,828		122,828
Other comprehensive income						35,210	35,210
RSP compensation		24,050					24,050
Restricted stock vesting		(12,886)		12,886			-
Warrants exercised		360					360
Stock repurchase	(58)	(95,732)					(95,790)
Balances at June 30, 2016	$9,725	$12,715,787	$(261,088)	$(131,713)	$4,009,409	$37,708	$16,379,828

Balances at January 1, 2015	$4,884	$4,873,447	$(285,447)	$(170,217)	$6,317,654	$10,176	$10,750,497
Net income					130,335		130,335
Other comprehensive loss						(9,649)	(9,649)
RSP compensation		22,197					22,197
Private placement offering:
Issuance of 310,848 shares of common stock net of offering costs	3,108	4,962,721					4,965,829
Restricted stock vesting		(2,993)		2,993			-
Stock dividend:
Issuance of 159,898 shares of common stock	1,599	2,700,676			(2,702,275)		-
Warrant exercises	271	361,052					361,323
Balances at June 30, 2015	$9,862	$12,917,100	$(285,447)	$(167,224)	$3,745,714	$527	$16,220,532

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$122,828	$130,335
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of securities available for sale	1,061	100
Gain on sale of loans held for sale	(46,090)	(2,187)
Origination of loans held for sale	(1,842,500)	(330,000)
Proceeds from sale of loans held for sale	1,888,590	177,187
Amortization and accretion of securities, net	26,068	69,156
Amortization of deferred loan costs, net of origination fees	103,144	11,244
Provision for loan losses	37,150	58,152
Provision for loss on real estate acquired through foreclosure	30,464	-
Depreciation of premises and equipment	91,990	76,731
Increase in cash surrender value of bank-owned life insurance	(28,030)	(27,771)
ESOP compensation expense	15,000	12,800
RSP compensation expense	24,050	22,197
Increase in deferred tax assets	(32,302)	(35,167)
Increase in accrued interest receivable	(5,575)	(17,490)
Increase in other assets	(7,747)	(58,056)
(Decrease) increase in other liabilities	(2,056)	56,990
Net cash provided by operating activities	376,045	144,221
Cash flows from investing activities:
Purchase of securities held to maturity	(628,214)	-
Proceeds from sale or redemption of securities available for sale	15,000	2,689,379
Principal collected on securities available for sale	533,107	886,957
Maturing of certificate of deposit investments	-	200,000
Decrease (increase) in loans	188,253	(14,003,368)
Loan loss recoveries	15,850	19,848
Purchase of premises and equipment	(185,125)	(41,217)
Purchase of other equity securities	(286,800)	(199,900)
Redemption of other equity securities	212,500	-
Net cash used in investing activities	(135,429)	(10,448,301)
Cash flows from financing activities:
Increase in deposits	3,831,815	1,636,107
Proceeds from FHLB advances	8,000,000	11,000,000
Repayment of FHLB advances	(5,000,000)	(6,000,000)
Warrant exercise	360	361,323
Stock repurchase	(95,790)	-
Proceeds from private placement offering	-	4,965,829
Net cash provided by financing activities	6,736,385	11,963,259
Net increase in cash and cash equivalents	6,977,001	1,659,179
Cash and cash equivalents, beginning balance	8,207,767	6,909,391
Cash and cash equivalents, ending balance	$15,184,768	$8,568,570

Supplemental disclosure of cash flow information:
Interest paid	$413,902	$311,145
Income tax paid	$101,500	$133,000

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

 Accounting Standards Pending Adoption

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  This standard may affect an entity’s financial statements, business processes and internal control over financial reporting.  The guidance is effective for the first interim or annual period beginning after December 15, 2017.  The guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance in a deferred tax asset related to available for sale. ASU 2016-1 will be effective for the interim and annual reporting periods beginning after December 15, 2017 and is not expected to have a significant impact on the Company's financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.          Securities

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2016 and December 31, 2015 are as follows:

	At June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$1,996,028	$12,038	$250	$2,007,816
Commercial mortgage-backed securities	2,015,548	48,032	-	2,063,580
Municipal bonds	222,687	3,027	-	225,714
	$4,234,263	$63,097	$250	$4,297,110

Securities held to maturity:
Municipal bonds	$1,027,372	$22,176	$-	$1,049,548
Corporate bonds	1,605,505	25,085	-	1,630,590
	$2,632,877	$47,261	$-	$2,680,138

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$2,549,295	$12,146	$8,818	$2,552,623
Commercial mortgage-backed securities	2,017,187	-	-	2,017,187
Municipal bonds	241,739	2,503	1,668	242,574
	$4,808,221	$14,649	$10,486	$4,812,384

Securities held to maturity:
Municipal bonds	$500,000	$9,470	$-	$509,470
Corporate bonds	1,505,775	250	3,595	1,502,430
	$2,005,775	$9,720	$3,595	$2,011,900

The Bank had no private label residential mortgage-backed securities at June 30, 2016 and December 31, 2015 or during the six months or year then ended, respectively.

At June 30, 2016 and December 31, 2015 the carrying amount of securities pledged as collateral for uninsured public fund deposits was $3.1 million and $2.3 million, respectively.

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2016
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	2,349,927	2,400,736	-	-
After 5 years through 10 years	1,884,336	1,896,374	1,855,505	1,891,380
Over 10 years	-	-	777,372	788,758
	$4,234,263	$4,297,110	$2,632,877	$2,680,138

	At December 31, 2015
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	378,316	379,770	-	-
After 5 years through 10 years	3,822,110	3,816,649	1,755,775	1,756,777
Over 10 years	607,795	615,965	250,000	255,123
	$4,808,221	$4,812,384	$2,005,775	$2,011,900

The Bank sold or had called $15,000 and $2.7 million, respectively, in securities available for sale during the six months ended June 30, 2016 and 2015. From those sale transactions, the Bank realized a net loss of $1,061 and $100, respectively, for those periods.

Securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$111,442	$250	$-	$-	$111,442	$250
Municipal bonds	-	-	-	-	-	-
	$111,442	$250	$-	$-	$111,442	$250

Securities held to maturity:
Corporate bonds	$-	$-	$-	$-	$-	$-

	At December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$1,801,533	$8,818	$-	$-	$1,801,533	$8,818
Municipal bonds	-	-	78,916	1,668	78,916	1,668
	$1,801,533	$8,818	$78,916	$1,668	$1,880,449	$10,486

Securities held to maturity:
Corporate bonds	$652,180	$3,595	$-	$-	$652,180	$3,595

Note 3.          Loans

Loans at June 30, 2016 and December 31, 2015 are summarized as follows:

	At June 30, 2016		At December 31, 2015
		Percent		Percent
	Balance	of Total	Balance	of Total

Residential owner occupied - first lien	$39,922,409	31.1%	$44,890,154	34.9%
Residential owner occupied - junior lien	5,122,246	4.0%	4,988,405	3.9%
Residential non-owner occupied (investor)	14,949,747	11.6%	15,849,835	12.3%
Commercial owner occupied	11,897,366	9.3%	14,717,990	11.4%
Other commercial loans	56,335,693	43.8%	47,883,818	37.2%
Consumer loans	270,442	0.2%	376,070	0.3%
Total loans	128,497,903	100.0%	128,706,272	100.0%
Net deferred fees, costs and purchase premiums	545,111		628,139
Allowance for loan losses	(954,000)		(901,000)
Total loans, net	$128,089,014		$128,433,411

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

The Company maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable at the balance sheet date. Our determination as to the classification of our assets is subject to review by the Maryland Commissioner of Financial Regulation and the FDIC. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

1)

specific allowances are established for loans classified as substandard or doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

2)

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$163,738	$19,882	$116,553	$114,162	$523,665	$-	$938,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	9,016	-	-	-	-	-	9,016
Provision	(26,933)	2,041	(6,599)	(18,983)	57,458	-	6,984
Ending Balance	$145,821	$21,923	$109,954	$95,179	$581,123	$-	$954,000

	For the Three Months Ended June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$195,585	$22,166	$45,765	$99,820	$397,664	$-	$761,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	7,762	-	1,744	-	-	-	9,506
Provision	(20,383)	(1,222)	2,633	(1,159)	49,625	-	29,494
Ending Balance	$182,964	$20,944	$50,142	$98,661	$447,289	$-	$800,000

	For the Six Months Ended June 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	15,850	-	-	-	-	-	15,850
Provision	(76,198)	473	40,056	(22,565)	95,384	-	37,150
Ending Balance	$145,821	$21,923	$109,954	$95,179	$581,123	$-	$954,000

	For the Six Months Ended June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	18,104	-	1,744	-	-	-	19,848
Provision	(63,601)	(4,107)	2,351	8,850	114,659	-	58,152
Ending Balance	$182,964	$20,944	$50,142	$98,661	$447,289	$-	$800,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at June 30, 2016 and December 31, 2015:

	At June 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$145,821	$21,923	$109,954	$95,179	$581,123	$-	$954,000
Ending balance individually evaluated for impairment	$-	$-	$51,656	$-	$-	$-	$51,656
Ending balance collectively evaluated for impairment	$145,821	$21,923	$58,298	$95,179	$581,123	$-	$902,344
Loans:
Ending balance	$39,922,409	$5,122,246	$14,949,747	$11,897,366	$56,335,693	$270,442	$128,497,903
Ending balance individually evaluated for impairment	$-	$-	$216,514	$-	$-	$-	$216,514
Ending balance collectively evaluated for impairment	$39,922,409	$5,122,246	$14,733,233	$11,897,366	$56,335,693	$270,442	$128,281,389

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Loans:
Ending balance	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272
Ending balance individually evaluated for impairment	$-	$-	$108,188	$-	$-	$-	$108,188
Ending balance collectively evaluated for impairment	$44,890,154	$4,988,405	$15,741,647	$14,717,990	$47,883,818	$376,070	$128,598,084

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at June 30, 2016 and December 31, 2015:

	At June 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$39,922,409	$5,122,246	$14,247,639	$11,897,366	$55,063,476	$270,442	$126,523,578
Special Mention	-	-	-	-	1,272,217	-	1,272,217
Substandard	-	-	702,108	-	-	-	702,108
Doubtful	-	-	-	-	-	-	-
Total	$39,922,409	$5,122,246	$14,949,747	$11,897,366	$56,335,693	$270,442	$128,497,903

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$44,890,154	$4,988,405	$15,252,037	$14,717,990	$47,883,818	$376,070	$128,108,474
Special Mention	-	-	-	-	-	-	-
Substandard	-	-	597,798	-	-	-	597,798
Doubtful	-	-	-	-	-	-	-
Total	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272

During the first quarter of 2016, a loan with a balance of $1.3 million at June 30, 2016 was downgraded to Special Mention due to the borrower’s inability to complete the project without additional funding. While there is a temporary heightened level of risk, the market conditions and collateral coverage remain satisfactory.

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as a “Pass” rating.

●     Pass (risk ratings 1-6) – risk ratings one to four are deemed “acceptable”. Risk rating five is “acceptable with care” and risk rating six is a “watch credit”.

●     Special Mention (risk rating 7) - a special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

●     Doubtful (risk rating 9) - loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the loan’s present weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at June 30, 2016 and December 31, 2015:

	At June 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$39,405,423	$5,122,246	$14,733,233	$11,897,366	$56,335,693	$270,442	$127,764,403

30-59 days past due	516,986	-	104,558	-	-	-	621,544
60-89 days past due	-	-	-	-	-	-	-
Greater than 90 days past due	-	-	111,956	-	-	-	111,956
Total past due	516,986	-	216,514	-	-	-	733,500
Total	$39,922,409	$5,122,246	$14,949,747	$11,897,366	$56,335,693	$270,442	$128,497,903

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$44,522,124	$4,988,405	$15,731,641	$14,717,990	$46,621,559	$376,070	$126,957,789

30-59 days past due	122,300	-	118,194	-	1,262,259	-	1,502,753
60-89 days past due	245,730	-	-	-	-	-	245,730
Greater than 90 days past due	-	-	-	-	-	-	-
Total past due	368,030	-	118,194	-	1,262,259	-	1,748,483
Total	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272

The following tables are a summary of impaired loans by portfolio segment at June 30, 2016 and December 31, 2015:

	At June 30, 2016
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$-	$-	$104,558	$-	$-	$-	$104,558
Unpaid Principal Balance	-	-	104,558	-	-	-	104,558

With an allowance recorded:
Recorded Investment	$-	$-	$111,956	$-	$-	$-	$111,956
Unpaid Principal Balance	-	-	111,956	-	-	-	111,956
Related Allowance	-	-	51,656	-	-	-	51,656

Total impaired loans:
Recorded Investment	$-	$-	$216,514	$-	$-	$-	$216,514
Unpaid Principal Balance	-	-	216,514	-	-	-	216,514
Related Allowance	-	-	51,656	-	-	-	51,656

	At December 31, 2015
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$-	$-	$108,188	$-	$-	$-	$108,188
Unpaid Principal Balance	-	-	108,188	-	-	-	108,188

With an allowance recorded:
Recorded Investment	$-	$-	$-	$-	$-	$-	$-
Unpaid Principal Balance	-	-	-	-	-	-	-
Related Allowance	-	-	-	-	-	-	-

Total impaired loans:
Recorded Investment	$-	$-	$108,188	$-	$-	$-	$108,188
Unpaid Principal Balance	-	-	108,188	-	-	-	108,188
Related Allowance	-	-	-	-	-	-	-

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$13,780	$-	$106,010	$-	$-	$-	$119,790
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

With an allowance recorded:
Average recorded investment	$-	$-	$113,738	$-	$-	$-	$113,738
Interest income that would have been recognized	-	-	2,205	-	-	-	2,205
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	2,205	-	-	-	2,205

Total impaired loans:
Average recorded investment	$13,780	$-	$219,748	$-	$-	$-	$233,528
Interest income that would have been recognized	-	-	2,205	-	-	-	2,205
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	2,205	-	-	-	2,205

	For the Three Months Ended June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$146,410	$-	$113,198	$-	$-	$-	$259,608
Interest income that would have been recognized	2,462	-	-	-	-	-	2,462
Interest income recognized (cash basis)	728	-	-	-	-	-	728
Interest income foregone (recovered)	1,734	-	-	-	-	-	1,734

With an allowance recorded:
Average recorded investment	$27,534	$-	$-	$-	$-	$-	$27,534
Interest income that would have been recognized	122	-	-	-	-	-	122
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	122	-	-	-	-	-	122

Total impaired loans:
Average recorded investment	$173,944	$-	$113,198	$-	$-	$-	$287,142
Interest income that would have been recognized	2,584	-	-	-	-	-	2,584
Interest income recognized (cash basis)	728	-	-	-	-	-	728
Interest income foregone (recovered)	1,856	-	-	-	-	-	1,856

	For the Six Months Ended June 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$9,186	$-	$106,736	$-	$-	$-	$115,922
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

With an allowance recorded:
Average recorded investment	$-	$-	$75,825	$-	$-	$-	$75,825
Interest income that would have been recognized	-	-	4,342	-	-	-	4,342
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	4,342	-	-	-	4,342

Total impaired loans:
Average recorded investment	$9,186	$-	$182,561	$-	$-	$-	$191,747
Interest income that would have been recognized	-	-	4,342	-	-	-	4,342
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	4,342	-	-	-	4,342

	For the Six Months Ended June 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$254,143	$3,139	$114,146	$-	$-	$-	$371,428
Interest income that would have been recognized	8,074	98	-	-	-	-	8,172
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone (recovered)	(11,552)	(513)	-	-	-	-	(12,065)

With an allowance recorded:
Average recorded investment	$18,356	$-	$-	$-	$-	$-	$18,356
Interest income that would have been recognized	122	-	-	-	-	-	122
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	122	-	-	-	-	-	122

Total impaired loans:
Average recorded investment	$272,499	$3,139	$114,146	$-	$-	$-	$389,784
Interest income that would have been recognized	8,196	98	-	-	-	-	8,294
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone (recovered)	(11,430)	(513)	-	-	-	-	(11,943)

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at June 30, 2016 and December 31, 2015:

	At June 30,	At December 31,
	2016	2015
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$-	$-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	104,558	108,188
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired performing loans	104,558	108,188

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	111,956	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired nonperforming loans (nonaccrual):	111,956	-
Total impaired loans	$216,514	$108,188

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

There were no TDRs modified during the six months ended June 30, 2016 or the year ended December 31, 2015.

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets as other real estate owned. At June 30, 2016, there were no residential loans in the process of foreclosure and residential foreclosures classified as other real estate owned totaled $168,910.

Note 5.          Deposits

Deposits were comprised of the following at June 30, 2016 and December 31, 2015:

	At June 30, 2016		At December 31, 2015
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$9,749,724	7.7%	$8,718,993	7.1%
Interest-bearing checking	12,027,364	9.6%	8,098,550	6.6%
Savings	3,939,559	3.1%	2,512,638	2.1%
Premium savings	20,135,207	16.0%	20,619,758	16.9%
IRA savings	5,919,903	4.7%	6,325,231	5.2%
Money market	11,143,753	8.9%	11,892,738	9.7%
Certificates of deposit	63,017,467	50.0%	63,933,254	52.4%
Total deposits	$125,932,977	100.0%	$122,101,162	100.0%

Certificates of deposit scheduled maturities are as follows:

	At June 30, 2016	At December 31, 2015
Period to Maturity:
Less than or equal to one year	$30,608,389	$36,634,331
More than one to two years	18,844,763	13,245,022
More than two to three years	7,087,383	8,965,734
More than three to four years	1,584,232	1,798,769
More than four to five years	4,892,700	3,289,398
Total certificates of deposit	$63,017,467	$63,933,254

Certificates of deposit included $19.6 million and $27.8 million, respectively, of brokered and listing service deposits at June 30, 2016 and December 31, 2015. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	At June 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$2,007,816	$-	$2,007,816	$-
Commercial mortgage-backed securities	2,063,580	-	2,063,580	-
Municipal bonds	225,714	-	225,714	-
Total securities available for sale	$4,297,110	$-	$4,297,110	$-

	At December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$2,552,623	$-	$2,552,623	$-
Commercial mortgage-backed securities	2,017,187	-	2,017,187	-
Municipal bonds	242,574	-	242,574	-
Total securities available for sale	$4,812,384	$-	$4,812,384	$-

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

	At June 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential non-owner occupied (investor)	$164,858	$-	$-	$164,858
Total impaired loans	$164,858	$-	$-	$164,858

Residential owner occupied - first lien	$168,910	$-	$-	$168,910
Total foreclosed real estate	$168,910	$-	$-	$168,910

	At December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential non-owner occupied (investor)	$108,188	$-	$-	$108,188
Total impaired loans	$108,188	$-	$-	$108,188

Residential owner occupied - first lien	$199,374	$-	$-	$199,374
Total foreclosed real estate	$199,374	$-	$-	$199,374

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2015	$595,070	$52,964
Total realized and unrealized gains (losses):
Included in net income	-	-
Settlements	(253,803)	-
Transfers in and/or out of Level 3	(233,079)	146,410
Balance, December 31, 2015	$108,188	$199,374
Total realized and unrealized gains (losses):
Included in net income	-	(30,464)
Settlements	(5,847)	-
Transfers in and/or out of Level 3	62,517	-
Balance, June 30, 2016	$164,858	$168,910

The methods and assumptions used to estimate the fair values for each class of the Company's financial instruments are included in the disclosures that follow.

Cash and Cash Equivalents (Carried at Cost). The carrying amounts of the cash and cash equivalents approximate fair value.

Certificates of Deposit with Depository Institutions (Carried at Cost). The carrying amounts of the certificates of deposit approximate fair value.

Securities Available for Sale (Carried at Fair Value). Where quoted prices are available in an active market, securities available for sale are classified within Level 1 of the valuation hierarchy. Level 1 would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, securities available for sale are classified within level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities.

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

Loans, Net of Allowance for Loan Losses (Carried at Cost). The fair value of loans are estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Impaired loans are measured at an observable market price (if available), or at fair value of the loan’s collateral (if the loan is collateral dependent). When the loan is dependent on collateral, fair value of collateral is determined by an appraisal or independent valuation, which is then adjusted for the estimated cost to sell. Impaired loans allocated to the allowance for loan losses are measured at the lower of cost or fair value on a nonrecurring basis.

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

The estimated fair values of the Company’s financial instruments were as follows at the dates indicated:

	At June 30, 2016
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Cash and cash equivalents	$15,184,768	$15,184,768	$-	$15,184,768	$-
Certificates of depsoit with depository institutions	2,450,082	2,450,082	-	2,450,082	-
Securities available for sale	4,297,110	4,297,110	-	4,297,110	-
Securities held to maturity	2,632,877	2,680,138	-	2,680,138	-
Loans, net of allowance for loan losses	128,089,015	128,704,000	-	-	128,704,000
Bank-owned life insurance	2,135,800	2,135,800	-	2,135,800	-
Other equity securities	943,596	943,596	-	-	943,596

Financial instruments - liabilities:
Deposits	$125,932,977	$126,082,000	$-	$126,082,000	$-
Federal Home Loan Bank advances	15,500,000	15,661,000	-	15,661,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

	At December 31, 2015
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Cash and cash equivalents	$8,207,767	$8,207,767	$-	$8,207,767	$-
Certificates of deposit with depository institutions	2,450,248	2,450,248	-	2,450,248	,
Securities available for sale	4,812,384	4,812,384	-	4,812,384	-
Securities held to maturity	2,005,775	2,011,900	-	2,011,900	-
Loans, net of allowance for loan losses	128,433,411	129,910,000	-	-	129,910,000
Bank-owned life insurance	2,107,770	2,107,770	-	2,107,770	-
Other equity securities	869,296	869,296	-	-	869,296

Financial instruments - liabilities:
Deposits	$122,101,162	$121,806,000	$-	$121,806,000	$-
Federal Home Loan Bank advances	12,500,000	12,616,000	-	12,616,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier I and common equity tier 1 capital to risk weighted assets, tier 1 leverage to average assets and tangible capital to tangible assets. Management believes, as of June 30, 2016, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios at June 30, 2016 and December 31, 2015 are presented in the table below:

	At June 30, 2016
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,780,827	15.4%	$8,715,122	8.0%	$10,893,903	10.0%
Tier 1 capital to risk-weighted assets	15,826,827	14.5%	6,536,342	6.0%	8,715,122	8.0%
Common equity tier 1 capital to risk-weighted assets	15,826,827	14.5%	4,902,256	4.5%	7,081,037	6.5%
Tier 1 leverage to average assets	15,826,827	10.3%	6,174,214	4.0%	7,717,767	5.0%
Tangible capital to tangible assets	15,864,535	10.0%	N/A	N/A	N/A	N/A

	At December 31, 2015
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,584,390	16.0%	$8,301,696	8.0%	$10,377,120	10.0%
Tier 1 capital to risk-weighted assets	15,683,390	15.1%	6,226,272	6.0%	8,301,696	8.0%
Common equity tier 1 capital to risk-weighted assets	15,683,390	15.1%	4,669,704	4.5%	6,745,128	6.5%
Tier 1 leverage to average assets	15,683,390	10.0%	6,304,897	4.0%	7,881,122	5.0%
Tangible capital to tangible assets	15,685,888	10.4%	N/A	N/A	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using GAAP and the Bank’s regulatory capital amounts:

	At June 30,	At December 31,
	2016	2015
Consolidated GAAP equity	$16,379,828	$16,293,170
Consolidated equity in excess of Bank equity	(515,293)	(607,282)
Bank GAAP equity - Tangible capital	15,864,535	15,685,888
Less:
Accumulated other comprehensive income, net of tax	37,708	2,498
Disallowed deferred tax assets	-	-
Common equity tier 1 capital	15,826,827	15,683,390
Plus:
Additional tier 1 capital	-	-
Tier 1 capital	15,826,827	15,683,390
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	954,000	901,000
Total risk-based capital	$16,780,827	$16,584,390

Note 8.          Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period exclusive of unallocated employee stock ownership plan shares and unvested restricted stock. Diluted earnings per share assumes granted unvested restricted stock as potential common stock and outstanding warrants to purchase common stock are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock as computed by using the Treasury Stock method.

The calculation of net income per common share for the three and six months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Net income	$52,984	$74,920	$122,828	$130,335
Weighted average number of shares used in:
Basic number of shares	936,529	921,028	937,421	872,598
Adjustment for common share equivalents	18,567	19,452	18,911	17,202
Diluted number of shares	955,096	940,480	956,332	889,800
Basic net income per common share	$0.06	$0.08	$0.13	$0.15
Diluted net income per common share	$0.06	$0.08	$0.13	$0.15

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at June 30, 2016 and December 31, 2015. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

We offer a variety of deposit products, including savings accounts, certificates of deposit, money market accounts, business and retail non-interest and interest-bearing checking accounts and individual retirement accounts. We have three full service branches with each providing an automated teller machine, or ATM, and two of which have a drive-through facility for our customers’ convenience.

We have based our strategic plan on the foundation of enhancing stockholder value, growth in market share and operating profitability. Our goals include maintaining credit quality, using technology to expand market share and implementing extensions of core banking services.

Our results of our operation depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for loan losses, non-interest income and non-interest expense. Our non-interest expense consists primarily of compensation and employee benefits, as well as data processing costs, office occupancy, deposit insurance and general administrative expenses.

Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment. Economic growth continues to be slow and uneven, and wage growth is stagnant. A return to recessionary conditions or to prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, the demand for our products and services and our ongoing operations, costs and profitability. Declines in sales volumes and increases in unemployment levels in connection with these events may result in higher than expected loan delinquencies, increases in our nonperforming and adversely classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

The following table summarizes the highlights of our financial performance for the three and six month periods ended June 30, 2016 compared to the three and six month periods ended June 30, 2015 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	$ Change	% Change
Net income	$53	$75	$(22)	-29.3%
Basic earnings per share	0.06	0.08	(0.02)	-25.0%
Diluted earnings per share	0.06	0.08	(0.02)	-25.0%

Interest income	1,473	1,237	236	19.1%
Interest expense	237	155	82	52.9%
Net interest income	1,236	1,082	154	14.2%
Noninterest income	42	47	(5)	-10.6%
Noninterest expense	1,197	985	212	21.5%

Average Loans	128,856	99,822	29,034	29.1%
Average Earning Assets	148,240	114,227	34,013	29.8%
Average Interest-Bearing Liabilities	128,560	95,998	32,562	33.9%

Return on average assets	0.14%	0.25%
Return on average equity	1.30%	1.88%
Net interest margin	3.35%	3.80%

(unaudited)	For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	$ Change	% Change
Net income	$123	$130	$(7)	-5.4%
Basic earnings per share	0.13	0.15	(0.02)	-13.3%
Diluted earnings per share	0.13	0.15	(0.02)	-13.3%

Interest income	2,943	2,417	526	21.8%
Interest expense	464	311	153	49.2%
Net interest income	2,479	2,106	373	17.7%
Noninterest income	122	91	31	34.1%
Noninterest expense	2,391	1,941	450	23.2%

Average Loans	128,271	96,083	32,188	33.5%
Average Earning Assets	147,765	113,389	34,376	30.3%
Average Interest-Bearing Liabilities	128,135	95,883	32,252	33.6%

Return on average assets	0.16%	0.22%
Return on average equity	1.50%	1.72%
Net interest margin	3.37%	3.75%

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

	For the Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$128,856	$1,394	4.35%	$99,822	$1,186	4.77%
Investment securities	6,616	48	2.92%	7,826	33	1.69%
Certificates of deposit	2,450	11	1.81%	3,051	11	1.45%
Interest-earning deposits	10,318	20	0.78%	3,528	7	0.80%
Total interest-earning assets	148,240	1,473	4.00%	114,227	1,237	4.34%
Noninterest-earning assets	6,165			5,422
Total assets	$154,405			$119,649

Interest-bearing liabilities:
Savings	$29,966	16	0.21%	$31,253	17	0.22%
Certificates of deposit	61,263	154	1.01%	39,731	96	0.97%
Money market	11,379	12	0.42%	11,085	10	0.36%
Interest-bearing checking	11,825	8	0.27%	5,874	1	0.07%
Total interest-bearing deposits	114,433	190	0.67%	87,943	124	0.57%
Federal Home Loan Bank advances	14,127	48	1.37%	8,055	31	1.54%
Total interest-bearing liabilities	128,560	238	0.74%	95,998	155	0.65%
Noninterest-bearing deposits	9,018			7,454
Noninterest-bearing liabilities	391			245
Total liabilities	137,969			103,697
Equity	16,436			15,952
Total liabilities and capital	$154,405			$119,649
Net interest income		$1,235			$1,082
Net interest rate spread (1)			3.26%			3.69%
Net interest-earning assets (2)	$19,680			$18,229
Net interest margin (3)			3.35%			3.80%

Average interest-earning assets to interest-bearing liabilities	115.31%			118.99%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$128,271	$2,781	4.36%	$96,083	$2,297	4.82%
Investment securities	6,726	97	2.90%	8,492	82	1.95%
Certificates of deposit	2,450	21	1.72%	3,077	21	1.38%
Interest-earning deposits	10,318	44	0.86%	5,737	17	0.60%
Total interest-earning assets	147,765	2,943	4.01%	113,389	2,417	4.30%
Noninterest-earning assets	6,169			5,627
Total assets	$153,934			$119,016

Interest-bearing liabilities:
Savings	$29,705	32	0.22%	$31,308	34	0.22%
Certificates of deposit	62,906	302	0.97%	39,764	194	0.98%
Money market	11,587	23	0.40%	11,053	20	0.36%
Interest-bearing checking	10,596	13	0.25%	5,722	2	0.07%
Total interest-bearing deposits	114,794	370	0.65%	87,847	250	0.57%
Federal Home Loan Bank advances	13,341	94	1.42%	8,036	61	1.53%
Total interest-bearing liabilities	128,135	464	0.73%	95,883	311	0.65%
Noninterest-bearing deposits	8,959			7,539
Noninterest-bearing liabilities	403			271
Total liabilities	137,497			103,693
Equity	16,437			15,323
Total liabilities and capital	$153,934			$119,016
Net interest income		$2,479			$2,106
Net interest rate spread (1)			3.28%			3.65%
Net interest-earning assets (2)	$19,630			$17,506
Net interest margin (3)			3.37%			3.75%

Average interest-earning assets to interest-bearing liabilities	115.32%			118.26%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30,
	2016 vs 2015
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$345	$(105)	$(32)	$208
Investment securities	(5)	24	(4)	15
Certificates of deposit	(2)	3	(1)	-
Interest-earning deposits	13	-	-	13
Total interest income (1)	368	(97)	(35)	236

Interest expense on:
Savings	(1)	-	-	(1)
Certificates of deposit	52	4	2	58
Money market	-	2	-	2
Interest-bearing checking	1	3	3	7
Total interest-bearing deposits	38	21	7	66
Federal Home Loan Bank advances	23	(3)	(3)	17
Total interest expense (1)	53	22	8	83

Change in net interest income	$315	$(119)	$(43)	$153

	For the Six Months Ended June 30,
	2016 vs 2015
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$769	$(219)	$(66)	$484
Investment securities	(17)	40	(8)	15
Certificates of deposit	(4)	5	(1)	-
Interest-earning deposits	14	7	6	27
Total interest income (1)	733	(163)	(44)	526

Interest expense on:
Savings	(2)	-	-	(2)
Certificates of deposit	112	(2)	(2)	108
Money market	1	2	-	3
Interest-bearing checking	2	5	4	11
Total interest-bearing deposits	76	35	9	120
Federal Home Loan Bank advances	40	(4)	(3)	33
Total interest expense (1)	104	38	11	153

Change in net interest income	$629	$(201)	$(55)	$373

(1)

The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period to period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

General. Net income decreased by $22,000, or 29.3%, to $53,000 for the three months ended June 30, 2016 compared to $75,000 for the same period in 2015. The decrease in net income for the three month period is attributable to the increase in employee costs as a result of our expansion into the Washington Metropolitan area and a write down of one of our foreclosed properties partially offset by the increase in net interest income as a result of our loan growth over the last 12 months.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $153,000, or 14.2%, during the three months ended June 30, 2016 compared to the same period in 2015, primarily as a result of a $34.0 million, or 29.8%, increase in average earning assets, partially offset by an increase in interest expense due to higher deposit and borrowing balances and rates. Our net interest rate spread decreased to 3.26% for the three months ended June 30, 2016 compared to 3.69% for the three months ended June 30, 2015, primarily as a result of new loan originations carrying lower rates than the average weighted rate of the existing loan portfolio.

Interest Income. Interest income increased by $236,000 to $1.5 million for the three months ended June 30, 2016 compared to $1.2 million for the three months ended June 30, 2015. The increase was primarily attributable to loan interest income resulting from the $29.0 million, or 29.1%, increase in average loan balances for the three months ended June 30, 2016 compared to the same period last year, partially offset by a 42 basis point decrease in the average yield on loans over the same period.

Interest Expense. Interest expense increased by $83,000, or 53.5%, to $238,000 for the three months ended June 30, 2016 compared to $155,000 for the three months ended June 30, 2015. This increase was primarily due to the increase in the average balances of certificates of deposit and FHLB advances during the three months ended June 30, 2016 compared to the same period last year.

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

Based on management’s evaluation of the above factors, the provision for loan losses decreased to $7,000 for the three months ended June 30, 2016 compared to $29,000 for the three months ended June 30, 2015. The provision for loan losses for the quarter ending June 30, 2016 was due to the change in the mix of the loan portfolio as residential loan balances declined and commercial loan balances rose. The provision for loan losses for June 30, 2015 was due to an increase in loan balances of $6.2 million. Loan balances at June 30, 2016 remained relatively flat with March 31, 2016 and December 31, 2015 due to residential loan payoffs offsetting loan originations of $13.3 million for the six months ended June 30, 2016.

The allowance for loan losses represented 0.74% of gross loans at June 30, 2016, 0.70% at December 31, 2015 and 0.76% of gross loans at June 30, 2015.

Management believes, to the best of their knowledge, that all known losses as of June 30, 2016 have been recorded and based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-interest Income. Non-interest income was $42,000 for the three months ended June 30, 2016 compared to $47,000 for the same period in 2015. The decrease of $5,000 was primarily the result of two offsetting items. We recorded a write down of $30,000 on a foreclosed property that was sold in the third quarter. This was partially offset by $18,000 in gains recognized on the sale of loans held for sale during the three months ended June 30, 2016, of which there were no gains during the 2015 period. In addition, we had increases in customer service and loan fee income for the three months ended June 30, 2016 compared to the same period in 2015.

Non-interest Expenses. Non-interest expenses increased by $212,000, or 21.5%, to $1.2 million for the three months ended June 30, 2016 compared to $985,000 during the same period in 2015. The increase was due primarily to a $106,000, or 20.2%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our market area, in particular, the opening of our Bethesda, Maryland branch in September 2015, the hiring of experienced personnel for vacant positions and merit salary increases partially offset by a reduction of the management incentive accrual based on the analysis of goal attainment. In addition, we have experienced higher health care insurance costs and an increase in the 401(k) employer match contributions as a result of the increase in the number of employees participating in the plans. Premises and equipment increased by $39,000, or 40.6%, due to the opening of the Bethesda branch, the build-out of our headquarters building to convert the basement into office space, and licensing agreements for software relating to the selling of loans in the secondary market and commercial real estate research and listing service. Data processing expense increased by $18,000, or 16.9%, due to higher transaction volumes and additional technical support for our internal network. Professional fees increased by $29,000, or 30.7%, primarily due to costs associated with identifying and pursuing potential acquisition opportunities. FDIC insurance premiums increased by $8,000, or 51.6%, due to the growth in total assets and an increase in our financial ratio factors included in the calculation of the premium primarily as a result of our level of past due loans and brokered deposits compared to last year. Other non-interest expenses increased by $18,000, or 24.9%, due to recruiting fees in connection with filling commercial lending positions as well as costs associated with our employee wellness initiative, advertising, our state assessment expense and customer check order expense. These items were partially offset by a decrease in directors’ fees of $12,000, or 22.3%, due primarily to the reduction in their annual retainer and the total number of directors.

Income Tax Expense. Income tax expense amounted to $21,000 and $41,000, respectively, for the three months ended June 30, 2016 and 2015, resulting in effective tax rates of 28.1% and 35.1%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance, loans and securities relative to pre-tax income.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015

General. Net income decreased by $8,000, or 5.8%, to $123,000 for the six months ended June 30, 2016 compared to $130,000 for the same period in 2015. The decrease in net income for the six month period is attributable to the infrastructure costs to expand our footprint into the Washington Metropolitan area and hire experienced personnel for vacant positions mostly offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased by $373,000, or 17.7%, during the six months ended June 30, 2016 compared to the same period in 2015, primarily as a result of an increase in average earning assets of $34.4 million, or 30.3%. Our net interest rate spread decreased to 3.28% for the six months ended June 30, 2016 compared to 3.65% for the six months ended June 30, 2015 as a result of the lower yields on new loan originations and the higher cost of funds on deposits during the 2016 period.

Interest Income. Interest income increased by $526,000, or 21.7%, to $2.9 million for the six months ended June 30, 2016 compared to $2.4 million for the six months ended June 30, 2015. Most of the increase was attributable to the $484,000 increase in loan interest income resulting from the $32.2 million, or 33.5%, increase in average loan balances during the six months ended June 30, 2016 compared to the same period last year. This was partially offset by a 46 basis point decrease in the average yield on our loans as a result of the lower yield on new loan originations as noted above. In addition, interest income on interest-earning deposits increased by $27,000 due to maintaining larger cash balances at the Federal Reserve along with larger stock dividends from the FHLB compared to the six months ended June 30, 2015, and income on investment securities increased by $15,000 due to the purchase of higher yielding subordinated debt issuances since June 30, 2015.

Interest Expense. Interest expense increased by $153,000, or 49.1%, to $464,000 for the six months ended June 30, 2016 compared to $311,000 for the six months ended June 30, 2015. This increase was almost entirely attributable to increases of $23.1 million and $5.3 million, respectively, in the average balance of certificates of deposit and FHLB advances compared to the same period in 2015, which funded our loan growth during the last 12 months.

Provision for Loan Losses. The provision for loan losses decreased to $37,000 for the six months ended June 30, 2016 compared to $58,000 for the six months ended June 30, 2015. The decrease in the provision for loan losses was due to loan balances remaining flat during the six months ended June 30, 2016 compared to an increase in loan balances of $14.2 million during the six months ended June 30, 2015. This was partially offset by specific reserves of $52,000 for two loans being recognized in 2016.

Non-interest Income. Non-interest income was $122,000 for the six months ended June 30, 2016 compared to $91,000 for the same period in 2015. The $30,000 increase in non-interest income was attributable to various items. We recognized $46,000 in gains on sale of loans held for sale during the six months ended June 30, 2016, compared to $2,000 during the six months ended June 30, 2015. In addition, customer service fees increased by $9,000 due a higher debit card transaction and overdraft fee collections, and loan fee income increased by $7,000 due mostly to the collection of a prepayment penalty fee in 2016. These increases were partially offset by a $30,000 write down taken on a foreclosed property during the six months ended June 30, 2016.

Non-interest Expenses. Non-interest expenses increased by $450,000, or 23.2%, to $2.4 million for the six months ended June 30, 2016 compared to $1.9 million during the same period in 2015. The increase was primarily due to a $236,000, or 21.9%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our footprint along with merit salary increases and an increase in the 401K employer match. Premises and equipment increased by $85,000, or 47.0%, due to the opening of the Bethesda branch, the build-out of our headquarters building to convert the basement into office space, and licensing agreements for software relating to the selling of loans in the secondary market and commercial real estate research and listing service. Data processing expense increased by $37,000, or 17.3%, due to higher transaction volumes and additional technical support for our internal network. Professional fees increased by $31,000, or 19.7%, primarily due to costs associated with identifying and pursuing potential acquisition opportunities. FDIC insurance premiums increased by $20,000, or 59.9%, due to the growth in total assets and an increase in our financial ratio factors included in the calculation of the premium primarily as a result of our level of past due loans and brokered deposits compared to last year. Other non-interest expenses increased by $43,000, or 31.7%, due to recruiting fees in connection with filling commercial lending positions as well as costs associated with our employee wellness initiative, advertising, our state assessment expense and customer check order expense. These items were partially offset by a decrease in directors’ fees of $11,000, or 10.0%, due to the reduction in their annual retainer and the total number of directors.

Income Tax Expense. Income tax expense amounted to $50,000 and $68,000, respectively, for the six months ended June 30, 2016 and 2015, resulting in effective tax rates of 29.0% and 34.4%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance, loans and securities relative to pre-tax income.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015.

Assets. Total assets increased by $6.9 million, or 4.6%, to $158.3 million at June 30, 2016 compared to $151.3 million at December 31, 2015.

Loans. Net loans remained relatively flat at $128.1 million at June 30, 2016 compared to $128.4 million at December 31, 2015. New loan originations of $13.3 million, primarily commercial loans, during the six month period ending June 30, 2016 were offset by loan payoffs of $8.1 million, mostly residential mortgages, and principal repayments of $5.5 million.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $112,000 and $281,000, respectively, at June 30, 2016 compared to $0 and $199,000, respectively, at December 31, 2015. During the six months ending June 30, 2016, two loans with balances totaling $112,000 were placed in nonaccrual status and specific reserves of $52,000 were recorded for those loans. The ratio of nonperforming loans to total loans was 0.09% at June 30, 2016 compared to 0.00% at December 31, 2015. In addition, our ratio of nonperforming assets to total assets was 0.18% at June 30, 2016 compared to 0.13% at December 31, 2015.

Deposits. Deposits increased by $3.8 million, or 3.1%, to $125.9 million at June 30, 2016 from $122.1 million at December 31, 2015, with core deposits increasing by $12.0 million, or 12.8%, and brokered certificates of deposit decreasing by $8.2 million during the six months ended June 30, 2016. The increase in core deposits occurred primarily in certificates of deposit, which increased by $7.3 million, and non-interest and interest-bearing checking, which increased by $5.0 million.

Stockholders’ Equity. Stockholders’ equity increased slightly to $16.4 million at June 30, 2016 from $16.3 million at December 31, 2015. The increase was the result of net income for the six-month period and an increase in accumulated other comprehensive income partially offset by stock repurchase transactions of $96,000.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and payoffs, advances from the FHLB, short-term lines of credit with correspondent banks and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2016.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, investing and financing activities during any given period as reported in our statement of cash flows included in our financial statements. At June 30, 2016, cash and cash equivalents totaled $15.2 million.

At June 30, 2016, we had $11.8 million in loan origination commitments outstanding and $10.7 million in unused available lines of credit. Certificates of deposit due within one year of June 30, 2016 totaled $30.6 million, or 24.3% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including FHLB advances, loan and securities sales and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay. Of the $30.6 million in certificates of deposit due within one year of June 30, 2016, $19.6 million are brokered and listing service certificates of deposit. For the other certificates of deposit maturing in one year or less, we believe we will retain upon maturity a large portion of those deposits based on our historical experience and current market interest rates.

Our primary investing activity is loan originations. During the six months ended June 30, 2016, we originated loan commitments of $19.0 million of which balances outstanding were $12.1 million at June 30, 2016.

Financing activities consist primarily of activity in deposit balances and FHLB advances. We experienced a net increase in deposits of $3.8 million, or 3.1%, and an increase of $3.0 million, or 24.0%, in FHLB advances, during the six months ended June 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances totaled $15.5 million at June 30, 2016 and we had the ability to borrow up to an additional $15.5 million from the FHLB and $11.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, in amounts consisting of up to 15% of our total deposits, as a funding source for the Bank. At June 30, 2016, we had $19.6 million in brokered and listing service certificates of deposit.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at June 30, 2016 and December 31, 2015 are as follows:

	At June 30,	At December 31,
(in thousands)	2016	2015
Commitments to extend credit:
Consumer loans	$2,144	$642
Commercial loans	9,688	4,251
	11,832	4,893
Commitments under available lines of credit:
Consumer loans	5,621	3,737
Commercial loans	5,072	1,766
	10,693	5,503
Total Commitments	$22,525	$10,396

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2016 or December 31, 2015 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the six months ended June 30, 2016, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected, including the impact of the pending exit of the United Kingdom from the European Union;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	changes in consumer spending, borrowing and savings habits;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

 Not applicable.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of June 30, 2016.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.    Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchase during the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 2016	-	$-	-	29,642
May 2016	5,000	16.55	5,000	24,642
June 2016	800	16.30	800	23,842
Total	5,800	$16.23	5,800

(1) As the Company announced on April 22, 2015, the Company's Board of Directors, on April 20, 2015, approved the Company's repurchase of up to 38,634 shares of its outstanding shares of common stock. Shares of common stock may be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

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

CARROLL BANCORP, INC.

Date: August 10, 2016	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2016	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer (Principal Financial and Accounting Officer)