Form 10-Q
period 2016-09-30
Carroll Bancorp, Inc.
filed 2016-11-10
CIK 1515069

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐          No ☒

Indicate the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 965,218 shares of common stock outstanding at November 10, 2016.

CARROLL BANCORP, INC.

Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets:
Cash and due from banks	$1,287,139	$1,583,914
Interest-bearing deposits with depository institutions	18,347,957	6,623,853
Cash and cash equivalents	19,635,096	8,207,767
Certificates of deposit with depository institutions	2,450,165	2,450,248
Securities available for sale, at fair value	4,127,674	4,812,384
Securities held to maturity (fair value September 30, 2016 $3,039,429 and December 31, 2015 $2,011,900)	2,978,315	2,005,775
Loans, net of allowance for loan losses - September 30, 2016 $959,000 and December 31, 2015 $901,000	130,489,056	128,433,411
Accrued interest receivable	404,978	403,535
Other equity securities, at cost	816,096	869,296
Bank-owned life insurance	2,149,663	2,107,770
Premises and equipment, net	1,406,198	1,303,648
Foreclosed assets	146,410	199,374
Other assets	548,690	544,059
Total assets	$165,152,341	$151,337,267

Liabilities:
Deposits
Noninterest-bearing	$8,832,647	$8,718,993
Interest-bearing	127,061,474	113,382,169
Total deposits	135,894,121	122,101,162
Federal Home Loan Bank Advances	12,500,000	12,500,000
Other liabilities	461,117	442,935
Total liabilities	148,855,238	135,044,097

Stockholders' Equity:
Preferred Stock (par value $0.01); authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common Stock (par value $0.01); authorized 9,000,000 shares; issued and outstanding 965,218 shares at September 30, 2016 and 978,279 shares at December 31, 2015	9,652	9,783
Additional paid-in capital	12,602,050	12,799,995
Unallocated ESOP shares	(261,088)	(261,088)
Unearned RSP shares	(129,032)	(144,599)
Retained earnings	4,051,558	3,886,581
Accumulated other comprehensive income	23,963	2,498
Total stockholders' equity	16,297,103	16,293,170
Total liabilities and stockholders' equity	$165,152,341	$151,337,267

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$1,383,855	$1,277,344	$4,165,048	$3,574,693
Securities available for sale	20,162	23,751	65,437	79,427
Securities held to maturity	28,792	13,209	80,745	39,593
Certificates of deposit	10,739	10,456	31,992	31,534
Interest-earning deposits	27,250	8,558	70,916	25,629
Total interest income	1,470,798	1,333,318	4,414,138	3,750,876
Interest expense:
Deposits	221,361	126,823	591,404	376,492
Borrowings	46,703	34,493	140,510	95,953
Total interest expense	268,064	161,316	731,914	472,445
Net interest income	1,202,734	1,172,002	3,682,224	3,278,431
Provision for loan losses	2,156	35,165	39,306	93,317
Net interest income after provision for loan losses	1,200,578	1,136,837	3,642,918	3,185,114
Non-interest income:
Gain (loss) on sale of securities	-	1,136	(1,061)	1,036
Gain on loans held for sale	12,586	3,063	58,676	5,250
OREO write down	(55)	-	(30,519)	-
Increase in cash surrender value - life insurance	13,863	14,204	41,893	41,975
Customer service fees	28,637	23,240	78,422	63,652
Loan fee income	6,772	7,182	26,971	20,001
Other income	5,170	2,663	14,214	10,917
Total non-interest income	66,973	51,488	188,596	142,831
Non-interest expense:
Salaries and employee benefits	694,102	555,580	2,004,805	1,630,713
Premises and equipment	138,576	111,576	404,317	292,363
Data processing	123,562	115,224	373,759	328,608
Professional fees	66,954	91,231	256,447	249,474
FDIC insurance	25,993	17,094	80,639	51,260
Directors' fees	38,025	55,000	133,150	160,700
Corporate insurance	12,025	10,810	36,080	31,330
Printing and office supplies	12,749	13,369	35,018	30,804
Other operating expenses	101,569	81,524	280,195	217,154
Total non-interest expenses	1,213,555	1,051,408	3,604,410	2,992,406
Income before income tax expense	53,996	136,917	227,104	335,539
Income tax expense	11,847	55,957	62,127	124,244
Net income	$42,149	$80,960	$164,977	$211,295

Basic earnings per share	$0.05	$0.09	$0.18	$0.24
Diluted earnings per share	$0.04	$0.08	$0.17	$0.23
Basic weighted average shares outstanding	931,974	938,982	935,586	894,969
Diluted weighted average shares outstanding	949,527	961,152	954,039	913,845

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$42,149	$80,960	$164,977	$211,295

Other comprehensive (loss) income before income tax:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period	(22,908)	25,373	34,715	9,191
Less reclassification adjustment for gain (loss) on the sale of securities available for sale included in net income	-	1,136	(1,061)	1,036
Other comprehensive (loss) income before income tax	(22,908)	24,237	35,776	8,155
Income tax effect	(9,163)	9,695	14,311	3,262
Other comprehensive (loss) income, net of tax	(13,745)	14,542	21,465	4,893
Total comprehensive income	$28,404	$95,502	$186,442	$216,188

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	ESOP	RSP	Retained	Comprehensive
	Stock	Capital	Shares	Shares	Earnings	Income	Total

Balances at January 1, 2016	$9,783	$12,799,995	$(261,088)	$(144,599)	$3,886,581	$2,498	$16,293,170
Net income					164,977		164,977
Other comprehensive income						21,465	21,465
RSP compensation		35,844					35,844
Restricted stock vesting		(15,567)		15,567			-
Warrants exercised	19	25,828					25,847
Stock repurchase	(150)	(244,050)					(244,200)
Balances at September 30, 2016	$9,652	$12,602,050	$(261,088)	$(129,032)	$4,051,558	$23,963	$16,297,103

Balances at January 1, 2015	$4,884	$4,873,447	$(285,447)	$(170,217)	$6,317,654	$10,176	$10,750,497
Net income					211,295		211,295
Other comprehensive income						4,893	4,893
RSP compensation		34,367					34,367
Private placement offering:
Issuance of 310,848 shares of common stock net of offering costs	3,108	4,962,721					4,965,829
Restricted stock vesting		(2,993)		2,993			-
Stock dividend:
Issuance of 159,898 shares of common stock	1,599	2,700,676			(2,702,275)		-
Warrant exercises	279	370,895					371,174
Stock Repurchase	(82)	(133,381)					(133,463)
Balances at September 30, 2015	$9,788	$12,805,732	$(285,447)	$(167,224)	$3,826,674	$15,069	$16,204,592

The notes to the consolidated financial statements are an integral part of these statements.

Carroll Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$164,977	$211,295
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of securities available for sale	1,061	(1,036)
Gain on sale of loans held for sale	(58,676)	(5,250)
Origination of loans held for sale	(2,422,500)	(525,000)
Proceeds from sale of loans held for sale	2,481,176	530,250
Amortization and accretion of securities, net	42,673	96,352
Amortization of deferred loan costs, net of origination fees	180,681	21,566
Provision for loan losses	39,306	93,317
Provision for loss on real estate acquired through foreclosure	30,519	-
Depreciation of premises and equipment	141,092	115,975
Increase in cash surrender value of bank-owned life insurance	(41,893)	(41,975)
ESOP compensation expense	22,500	19,400
RSP compensation expense	35,844	34,367
Increase in deferred tax assets	(12,180)	(37,982)
Increase in accrued interest receivable	(1,443)	(36,841)
(Increase) decrease in other assets	(6,761)	13,713
(Decrease) increase in other liabilities	(4,317)	52,492
Net cash provided by operating activities	592,059	540,643
Cash flows from investing activities:
Purchase of securities held to maturity	(978,214)	-
Proceeds from sale or redemption of securities available for sale	15,000	3,174,603
Principal collected on securities available for sale	667,508	1,180,409
Maturing of certificate of deposit investments	-	200,000
Increase in loans	(2,275,634)	(21,059,618)
Purchase of premises and equipment	(243,642)	(160,267)
Proceeds from the sale of real estate acquired through foreclosure	22,446	-
Purchase of other equity securities	(286,800)	(327,400)
Redemption of other equity securities	340,000	-
Net cash used in investing activities	(2,739,336)	(16,992,273)
Cash flows from financing activities:
Increase in deposits	13,792,959	8,290,578
Proceeds from FHLB advances	8,000,000	23,500,000
Repayment of FHLB advances	(8,000,000)	(17,000,000)
Warrant exercise	25,847	371,174
Stock repurchase	(244,200)	(133,463)
Proceeds from private placement offering	-	4,965,829
Net cash provided by financing activities	13,574,606	19,994,118
Net increase in cash and cash equivalents	11,427,329	3,542,488
Cash and cash equivalents, beginning balance	8,207,767	6,909,391
Cash and cash equivalents, ending balance	$19,635,096	$10,451,879

Supplemental disclosure of cash flow information:
Interest paid	$650,014	$469,642
Income tax paid	$171,946	$196,936

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance in a deferred tax asset related to available for sale. ASU 2016-1 will be effective for the interim and annual reporting periods beginning after December 15, 2017 and is not expected to have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require organizations that lease assets – or lessees – to recognize assets and liabilities on their balance sheets for leases with lease terms of more than 12 months. Currently, the recognition, measurement, and presentation of expenses and cash flows arising from a lease for lessees primarily depends on its classification as a finance (capital) lease or operating lease. But unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new standard requires companies to include both types of leases on their books. For finance leases, lessees will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payment, in the statement of financial position, (ii) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and (iii) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees will be required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payment, in the statement of financial position, (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (iii) classify all cash payments within operating activities in the statement of cash flows. The ASU also will require disclosures to help investors and other financial statement users better understand the amounts, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Public companies will be required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019, and retroactive application to previously issued annual and interim financial statements for 2018 and 2017. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 2.          Securities

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2016 and December 31, 2015 are as follows:

	At September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$1,851,944	$4,996	$308	$1,856,632
Commercial mortgage-backed securities	2,014,590	33,570	-	2,048,160
Municipal bonds	221,202	1,922	242	222,882
	$4,087,736	$40,488	$550	$4,127,674

Securities held to maturity:
Municipal bonds	$1,022,920	$17,603	$112	$1,040,411
Corporate bonds	1,955,395	43,623	-	1,999,018
	$2,978,315	$61,226	$112	$3,039,429

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Residential mortgage-backed securities	$2,549,295	$12,146	$8,818	$2,552,623
Commercial mortgage-backed securities	2,017,187	-	-	2,017,187
Municipal bonds	241,739	2,503	1,668	242,574
	$4,808,221	$14,649	$10,486	$4,812,384

Securities held to maturity:
Municipal bonds	$500,000	$9,470	$-	$509,470
Corporate bonds	1,505,775	250	3,595	1,502,430
	$2,005,775	$9,720	$3,595	$2,011,900

The Bank had no private label residential mortgage-backed securities at September 30, 2016 and December 31, 2015 or during the nine months or year then ended, respectively.

At September 30, 2016 and December 31, 2015 the carrying amount of securities pledged as collateral for uninsured public fund deposits was $3.1 million and $2.3 million, respectively.

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities for residential mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2016
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	2,337,143	2,372,690	-	-
After 5 years through 10 years	1,750,593	1,754,984	2,205,394	2,258,948
Over 10 years	-	-	772,921	780,481
	$4,087,736	$4,127,674	$2,978,315	$3,039,429

	At December 31, 2015
	Securities available for sale		Securities held to maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Under 1 year	$-	$-	$-	$-
Over 1 year through 5 years	378,316	379,770	-	-
After 5 years through 10 years	3,822,110	3,816,649	1,755,775	1,756,777
Over 10 years	607,795	615,965	250,000	255,123
	$4,808,221	$4,812,384	$2,005,775	$2,011,900

The Bank sold or had called $15,000 and $3.2 million, respectively, in securities available for sale during the nine months ended September 30, 2016 and 2015. From those sale transactions, the Bank realized a net loss of $1,061 in the 2016 period and a net gain of $1,036 in the 2015 period.

Securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time individual securities have been in a continual loss position, are as follows:

	At September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$636,659	$308	$-	$-	$636,659	$308
Municipal bonds	63,210	242	-	-	63,210	242
	$699,869	$550	$-	$-	$699,869	$550

Securities held to maturity:
Municipal bonds	$522,809	$112	$-	$-	$522,809	$112

	At December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities	$1,801,533	$8,818	$-	$-	$1,801,533	$8,818
Municipal bonds	-	-	78,916	1,668	78,916	1,668
	$1,801,533	$8,818	$78,916	$1,668	$1,880,449	$10,486

Securities held to maturity:
Corporate bonds	$652,180	$3,595	$-	$-	$652,180	$3,595

Note 3.          Loans

Loans at September 30, 2016 and December 31, 2015 are summarized as follows:

	At September 30, 2016		At December 31, 2015
		Percent		Percent
	Balance	of Total	Balance	of Total

Residential owner occupied - first lien	$36,631,304	28.0%	$44,890,154	34.9%
Residential owner occupied - junior lien	7,380,956	5.6%	4,988,405	3.9%
Residential non-owner occupied (investor)	15,250,207	11.6%	15,849,835	12.3%
Commercial owner occupied	12,281,567	9.4%	14,717,990	11.4%
Other commercial loans	59,155,713	45.2%	47,883,818	37.2%
Consumer loans	246,198	0.2%	376,070	0.3%
Total loans	130,945,945	100.0%	128,706,272	100.0%
Net deferred fees, costs and purchase premiums	502,111		628,139
Allowance for loan losses	(959,000)		(901,000)
Total loans, net	$130,489,056		$128,433,411

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

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$145,821	$21,923	$109,954	$95,179	$581,123	$-	$954,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	2,844	-	-	-	-	-	2,844
Provision	(9,356)	7,896	(1,957)	3,074	2,499	-	2,156
Ending Balance	$139,309	$29,819	$107,997	$98,253	$583,622	$-	$959,000

	For the Three Months Ended September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$182,964	$20,944	$50,142	$98,661	$447,289	$-	$800,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	6,835	-	-	-	-	-	6,835
Provision	(21,544)	(479)	5,546	20,289	31,353	-	35,165
Ending Balance	$168,255	$20,465	$55,688	$118,950	$478,642	$-	$842,000

	For the Nine Months Ended September 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	18,694	-	-	-	-	-	18,694
Provision	(85,554)	8,369	38,099	(19,491)	97,883	-	39,306
Ending Balance	$139,309	$29,819	$107,997	$98,253	$583,622	$-	$959,000

	For the Nine Months Ended September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

Beginning balance	$228,461	$25,051	$46,047	$89,811	$332,630	$-	$722,000
Charge-offs	-	-	-	-	-	-	-
Recoveries	24,939	-	1,744	-	-	-	26,683
Provision	(85,145)	(4,586)	7,897	29,139	146,012	-	93,317
Ending Balance	$168,255	$20,465	$55,688	$118,950	$478,642	$-	$842,000

The following tables set forth the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually at September 30, 2016 and December 31, 2015:

	At September 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$139,309	$29,819	$107,997	$98,253	$583,622	$-	$959,000
Ending balance individually evaluated for impairment	$-	$-	$48,982	$-	$-	$-	$48,982
Ending balance collectively evaluated for impairment	$139,309	$29,819	$59,015	$98,253	$583,622	$-	$910,018
Loans:
Ending balance	$36,631,304	$7,380,956	$15,250,207	$12,281,567	$59,155,713	$246,198	$130,945,945
Ending balance individually evaluated for impairment	$-	$-	$211,640	$-	$-	$-	$211,640
Ending balance collectively evaluated for impairment	$36,631,304	$7,380,956	$15,038,567	$12,281,567	$59,155,713	$246,198	$130,734,305

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Allowance for loan losses:
Ending balance	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$206,169	$21,450	$69,898	$117,744	$485,739	$-	$901,000
Loans:
Ending balance	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272
Ending balance individually evaluated for impairment	$-	$-	$108,188	$-	$-	$-	$108,188
Ending balance collectively evaluated for impairment	$44,890,154	$4,988,405	$15,741,647	$14,717,990	$47,883,818	$376,070	$128,598,084

The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at September 30, 2016 and December 31, 2015:

	At September 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$36,631,304	$7,380,956	$14,554,977	$12,281,567	$56,098,999	$246,198	$127,194,001
Special Mention	-	-	-	-	3,056,714	-	3,056,714
Substandard	-	-	695,230	-	-	-	695,230
Doubtful	-	-	-	-	-	-	-
Total	$36,631,304	$7,380,956	$15,250,207	$12,281,567	$59,155,713	$246,198	$130,945,945

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Pass	$44,890,154	$4,988,405	$15,252,037	$14,717,990	$47,883,818	$376,070	$128,108,474
Special Mention	-	-	-	-	-	-	-
Substandard	-	-	597,798	-	-	-	597,798
Doubtful	-	-	-	-	-	-	-
Total	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272

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

The following tables set forth certain information with respect to our loan delinquencies by portfolio segment at September 30, 2016 and December 31, 2015:

	At September 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$36,180,667	$7,338,085	$15,147,849	$12,281,567	$56,600,510	$246,198	$127,794,876
30-59 days past due	284,944	42,871	102,358	-	2,555,203	-	2,985,376
60-89 days past due	165,693	-	-	-	-	-	165,693
Greater than 90 days past due	-	-	-	-	-	-	-
Total past due	450,637	42,871	102,358	-	2,555,203	-	3,151,069
Total	$36,631,304	$7,380,956	$15,250,207	$12,281,567	$59,155,713	$246,198	$130,945,945

	At December 31, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total
Current	$44,522,124	$4,988,405	$15,731,641	$14,717,990	$46,621,559	$376,070	$126,957,789
30-59 days past due	122,300	-	118,194	-	1,262,259	-	1,502,753
60-89 days past due	245,730	-	-	-	-	-	245,730
Greater than 90 days past due	-	-	-	-	-	-	-
Total past due	368,030	-	118,194	-	1,262,259	-	1,748,483
Total	$44,890,154	$4,988,405	$15,849,835	$14,717,990	$47,883,818	$376,070	$128,706,272

The following tables are a summary of impaired loans by portfolio segment at September 30, 2016 and December 31, 2015:

	At September 30, 2016
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$-	$-	$102,358	$-	$-	$-	$102,358
Unpaid Principal Balance	-	-	102,358	-	-	-	102,358

With an allowance recorded:
Recorded Investment	$-	$-	$109,282	$-	$-	$-	$109,282
Unpaid Principal Balance	-	-	116,634	-	-	-	116,634
Related Allowance	-	-	48,982	-	-	-	48,982

Total impaired loans:
Recorded Investment	$-	$-	$211,640	$-	$-	$-	$211,640
Unpaid Principal Balance	-	-	218,992	-	-	-	218,992
Related Allowance	-	-	48,982	-	-	-	48,982

	At December 31, 2015
Impaired Loans:	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Recorded Investment	$-	$-	$108,188	$-	$-	$-	$108,188
Unpaid Principal Balance	-	-	108,188	-	-	-	108,188

With an allowance recorded:
Recorded Investment	$-	$-	$-	$-	$-	$-	$-
Unpaid Principal Balance	-	-	-	-	-	-	-
Related Allowance	-	-	-	-	-	-	-

Total impaired loans:
Recorded Investment	$-	$-	$108,188	$-	$-	$-	$108,188
Unpaid Principal Balance	-	-	108,188	-	-	-	108,188
Related Allowance	-	-	-	-	-	-	-

The following tables present by portfolio segment, information related to the average recorded investment and the interest income foregone and recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$-	$-	$103,458	$-	$-	$-	$103,458
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

With an allowance recorded:
Average recorded investment	$-	$-	$110,619	$-	$-	$-	$110,619
Interest income that would have been recognized	-	-	2,238	-	-	-	2,238
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	2,238	-	-	-	2,238

Total impaired loans:
Average recorded investment	$-	$-	$214,077	$-	$-	$-	$214,077
Interest income that would have been recognized	-	-	2,238	-	-	-	2,238
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	2,238	-	-	-	2,238

	For the Three Months Ended September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$146,410	$-	$110,698	$-	$-	$-	$257,108
Interest income that would have been recognized	1,753	-	-	-	-	-	1,753
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	1,753	-	-	-	-	-	1,753

With an allowance recorded:
Average recorded investment	$55,034	$-	$-	$-	$-	$-	$55,034
Interest income that would have been recognized	457	-	-	-	-	-	457
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	457	-	-	-	-	-	457

Total impaired loans:
Average recorded investment	$201,444	$-	$110,698	$-	$-	$-	$312,142
Interest income that would have been recognized	2,210	-	-	-	-	-	2,210
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	2,210	-	-	-	-	-	2,210

	For the Nine Months Ended September 30, 2016
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$6,890	$-	$105,641	$-	$-	$-	$112,531
Interest income that would have been recognized	-	-	-	-	-	-	-
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	-	-	-	-	-

With an allowance recorded:
Average recorded investment	$-	$-	$84,190	$-	$-	$-	$84,190
Interest income that would have been recognized	-	-	6,580	-	-	-	6,580
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	6,580	-	-	-	6,580

Total impaired loans:
Average recorded investment	$6,890	$-	$189,831	$-	$-	$-	$196,721
Interest income that would have been recognized	-	-	6,580	-	-	-	6,580
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	-	-	6,580	-	-	-	6,580

	For the Nine Months Ended September 30, 2015
	Residential owner occupied - first lien	Residential owner occupied - junior lien	Residential non-owner occupied (investor)	Commercial owner occupied	Other commercial loans	Consumer loans	Total

With no related allowance recorded:
Average recorded investment	$227,210	$2,354	$112,837	$-	$-	$-	$342,401
Interest income that would have been recognized	9,827	98	-	-	-	-	9,925
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone (recovered)	(9,799)	(513)	-	-	-	-	(10,312)

With an allowance recorded:
Average recorded investment	$27,517	$-	$-	$-	$-	$-	$27,517
Interest income that would have been recognized	579	-	-	-	-	-	579
Interest income recognized (cash basis)	-	-	-	-	-	-	-
Interest income foregone (recovered)	579	-	-	-	-	-	579

Total impaired loans:
Average recorded investment	$254,727	$2,354	$112,837	$-	$-	$-	$369,918
Interest income that would have been recognized	10,406	98	-	-	-	-	10,504
Interest income recognized (cash basis)	19,626	611	-	-	-	-	20,237
Interest income foregone (recovered)	(9,220)	(513)	-	-	-	-	(9,733)

The following table is a summary of performing and nonperforming impaired loans by portfolio segment at September 30, 2016 and December 31, 2015:

	At September 30,	At December 31,
	2016	2015
Performing loans:
Impaired performing loans:
Residential owner occupied - first lien	$-	$-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	102,358	108,188
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired performing loans	102,358	108,188

Nonperforming loans:
Impaired nonperforming loans (nonaccrual):
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	109,282	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Troubled debt restructurings:
Residential owner occupied - first lien	-	-
Residential owner occupied - junior lien	-	-
Residential non-owner occupied (investor)	-	-
Commercial owner occupied	-	-
Other commercial loans	-	-
Consumer loans	-	-
Total impaired nonperforming loans (nonaccrual):	109,282	-
Total impaired loans	$211,640	$108,188

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

There were no TDRs modified during the nine months ended September 30, 2016 or the year ended December 31, 2015.

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with the requirements of the applicable jurisdiction. Once the Bank obtains possession of the property collateralizing the loan, the Company records the repossessed property within other assets as other real estate owned. At September 30, 2016, there were no residential loans in the process of foreclosure and residential foreclosures classified as other real estate owned totaled $146,410.

Note 5.          Deposits

Deposits were comprised of the following at September 30, 2016 and December 31, 2015:

	At September 30, 2016		At December 31, 2015
	Balance	Percent of Total	Balance	Percent of Total

Non-interest bearing checking	$8,832,647	6.5%	$8,718,993	7.1%
Interest-bearing checking	17,492,025	12.9%	8,098,550	6.6%
Savings	3,885,601	2.8%	2,512,638	2.1%
Premium savings	19,166,796	14.1%	20,619,758	16.9%
IRA savings	5,800,858	4.3%	6,325,231	5.2%
Money market	9,751,074	7.2%	11,892,738	9.7%
Certificates of deposit	70,965,120	52.2%	63,933,254	52.4%
Total deposits	$135,894,121	100.0%	$122,101,162	100.0%

Certificates of deposit scheduled maturities are as follows:

	At September 30, 2016	At December 31, 2015
Period to Maturity:
Less than or equal to one year	$33,474,639	$36,634,331
More than one to two years	25,328,323	13,245,022
More than two to three years	3,837,249	8,965,734
More than three to four years	2,224,834	1,798,769
More than four to five years	6,100,075	3,289,398
Total certificates of deposit	$70,965,120	$63,933,254

Certificates of deposit included $19.6 million and $27.8 million, respectively, of brokered and listing service deposits at September 30, 2016 and December 31, 2015. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

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

The following table presents a summary of financial assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	At September 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$1,856,632	$-	$1,856,632	$-
Commercial mortgage-backed securities	2,048,160	-	2,048,160	-
Municipal bonds	222,882	-	222,882	-
Total securities available for sale	$4,127,674	$-	$4,127,674	$-

	At December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential mortgage-backed securities	$2,552,623	$-	$2,552,623	$-
Commercial mortgage-backed securities	2,017,187	-	2,017,187	-
Municipal bonds	242,574	-	242,574	-
Total securities available for sale	$4,812,384	$-	$4,812,384	$-

The following table presents a summary of financial assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

	At September 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential non-owner occupied (investor)	$162,658	$-	$-	$162,658
Total impaired loans	$162,658	$-	$-	$162,658

Residential owner occupied - first lien	$146,410	$-	$-	$146,410
Total foreclosed real estate	$146,410	$-	$-	$146,410

	At December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3
Residential non-owner occupied (investor)	$108,188	$-	$-	$108,188
Total impaired loans	$108,188	$-	$-	$108,188

Residential owner occupied - first lien	$199,374	$-	$-	$199,374
Total foreclosed real estate	$199,374	$-	$-	$199,374

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Real Estate
Balance, January 1, 2015	$595,070	$52,964
Total realized and unrealized gains (losses):
Included in net income	-	-
Settlements	(253,803)	-
Transfers in and/or out of Level 3	(233,079)	146,410
Balance, December 31, 2015	$108,188	$199,374
Total realized and unrealized gains (losses):
Included in net income	-	(30,519)
Settlements	(5,830)	(22,445)
Transfers in and/or out of Level 3	60,300	-
Balance, September 30, 2016	$162,658	$146,410

The methods and assumptions used to estimate the fair values for each class of the Company’s financial instruments are included in the disclosures that follow.

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

The estimated fair values of the Company’s financial instruments were as follows at the dates indicated:

	At September 30, 2016
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Cash and cash equivalents	$19,635,096	$19,635,096	$-	$19,635,096	$-
Certificates of deposit with depository institutions	2,450,165	2,450,165	-	2,450,165	-
Securities available for sale	4,127,674	4,127,674	-	4,127,674	-
Securities held to maturity	2,978,315	3,039,429	-	3,039,429	-
Loans, net of allowance for loan losses	130,489,056	131,101,000	-	-	131,101,000
Bank-owned life insurance	2,149,663	2,149,663	-	2,149,663	-
Other equity securities	816,096	816,096	-	-	816,096

Financial instruments - liabilities:
Deposits	$135,894,121	$136,021,000	$-	$136,021,000	$-
Federal Home Loan Bank advances	12,500,000	12,615,000	-	12,615,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

	At December 31, 2015
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets:
Cash and cash equivalents	$8,207,767	$8,207,767	$-	$8,207,767	$-
Certificates of deposit with depository institutions	2,450,248	2,450,248	-	2,450,248	-
Securities available for sale	4,812,384	4,812,384	-	4,812,384	-
Securities held to maturity	2,005,775	2,011,900	-	2,011,900	-
Loans, net of allowance for loan losses	128,433,411	129,910,000	-	-	129,910,000
Bank-owned life insurance	2,107,770	2,107,770	-	2,107,770	-
Other equity securities	869,296	869,296	-	-	869,296

Financial instruments - liabilities:
Deposits	$122,101,162	$121,806,000	$-	$121,806,000	$-
Federal Home Loan Bank advances	12,500,000	12,616,000	-	12,616,000	-

Financial instruments - off-balance sheet	$-	$-	$-	$-	$-

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier I and common equity tier 1 capital to risk weighted assets, tier 1 leverage to average assets and tangible capital to tangible assets. Management believes, as of September 30, 2016, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank’s actual capital amounts and ratios at September 30, 2016 and December 31, 2015 are presented in the table below:

	At September 30, 2016
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,838,027	15.0%	$8,953,920	8.0%	$11,192,400	10.0%
Tier 1 capital to risk-weighted assets	15,879,027	14.2%	6,715,440	6.0%	8,953,920	8.0%
Common equity tier 1 capital to risk-weighted assets	15,879,027	14.2%	5,036,580	4.5%	7,275,060	6.5%
Tier 1 leverage to average assets	15,879,027	9.9%	6,390,514	4.0%	7,988,143	5.0%
Tangible capital to tangible assets	15,902,990	9.6%	N/A	N/A	N/A	N/A

	At December 31, 2015
	Actual		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,584,390	16.0%	$8,301,696	8.0%	$10,377,120	10.0%
Tier 1 capital to risk-weighted assets	15,683,390	15.1%	6,226,272	6.0%	8,301,696	8.0%
Common equity tier 1 capital to risk-weighted assets	15,683,390	15.1%	4,669,704	4.5%	6,745,128	6.5%
Tier 1 leverage to average assets	15,683,390	10.0%	6,304,897	4.0%	7,881,122	5.0%
Tangible capital to tangible assets	15,685,888	10.4%	N/A	N/A	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using GAAP and the Bank’s regulatory capital amounts:

	At September 30,	At December 31,
	2016	2015
Consolidated GAAP equity	$16,297,103	$16,293,170
Consolidated equity in excess of Bank equity	(394,113)	(607,282)
Bank GAAP equity - Tangible capital	15,902,990	15,685,888
Less:
Accumulated other comprehensive income, net of tax	23,963	2,498
Disallowed deferred tax assets	-	-
Common equity tier 1 capital	15,879,027	15,683,390
Plus:
Additional tier 1 capital	-	-
Tier 1 capital	15,879,027	15,683,390
Plus:
Allowance for loan losses (1.25% of risk-weighted assets)	959,000	901,000
Total risk-based capital	$16,838,027	$16,584,390

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

The calculation of net income per common share for the three and nine months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Net income	$42,149	$80,960	$164,977	$211,295
Weighted average number of shares used in:
Basic number of shares	931,974	938,982	935,586	894,969
Adjustment for common share equivalents	17,553	22,170	18,453	18,876
Diluted number of shares	949,527	961,152	954,039	913,845
Basic net income per common share	$0.05	$0.09	$0.18	$0.24
Diluted net income per common share	$0.04	$0.08	$0.17	$0.23

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2016 and December 31, 2015. This section should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this Form 10-Q.

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

We are operating in a challenging and uncertain economic environment. Economic growth continues to be slow and uncertain, and wage growth is stagnant. A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, the demand for our products and services and our ongoing operations, costs and profitability. Declines in sales volumes and increases in unemployment levels in connection with these events may result in higher than expected loan delinquencies, increases in our nonperforming and adversely classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

The following table summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2016 compared to the three and nine month periods ended September 30, 2015 (amounts in the table may not match those discussed in the balance of this section due to rounding):

(unaudited)	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	$ Change	% Change
Net income	$42	$81	$(39)	-48.1%
Basic earnings per share	0.05	0.09	(0.04)	-44.4%
Diluted earnings per share	0.04	0.08	(0.04)	-50.0%
Interest income	1,471	1,333	138	10.4%
Interest expense	268	161	107	66.5%
Net interest income	1,203	1,172	31	2.6%
Noninterest income	67	51	16	31.4%
Noninterest expense	1,214	1,051	163	15.5%
Average Loans	129,703	108,526	21,177	19.5%
Average Earning Assets	153,875	124,592	29,283	23.5%
Average Interest-Bearing Liabilities	133,764	105,361	28,403	27.0%
Return on average assets	0.10%	0.25%
Return on average equity	1.02%	1.98%
Net interest margin	3.11%	3.73%

(unaudited)	For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	$ Change	% Change
Net income	$165	$211	$(46)	-21.8%
Basic earnings per share	0.18	0.24	(0.06)	-25.0%
Diluted earnings per share	0.17	0.23	(0.06)	-26.1%
Interest income	4,414	3,751	663	17.7%
Interest expense	732	473	259	54.8%
Net interest income	3,682	3,278	404	12.3%
Noninterest income	189	143	46	32.2%
Noninterest expense	3,605	2,992	613	20.5%
Average Loans	128,752	100,276	28,476	28.4%
Average Earning Assets	149,816	117,164	32,652	27.9%
Average Interest-Bearing Liabilities	130,024	99,077	30,947	31.2%
Return on average assets	0.14%	0.23%
Return on average equity	1.34%	1.81%
Net interest margin	3.28%	3.74%

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

	For the Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$129,703	$1,384	4.25%	$108,526	$1,277	4.67%
Investment securities	6,877	49	2.83%	7,116	37	2.06%
Certificates of deposit	2,450	11	1.79%	2,901	10	1.37%
Interest-earning deposits	14,845	27	0.72%	6,049	9	0.59%
Total interest-earning assets	153,875	1,471	3.80%	124,592	1,333	4.25%
Noninterest-earning assets	5,937			5,682
Total assets	$159,812			$130,274

Interest-bearing liabilities:
Savings	$29,250	15	0.20%	$30,636	17	0.22%
Certificates of deposit	66,164	180	1.08%	43,772	98	0.89%
Money market	10,635	11	0.41%	11,082	11	0.39%
Interest-bearing checking	15,215	15	0.39%	5,909	1	0.07%
Total interest-bearing deposits	121,264	221	0.73%	91,399	127	0.55%
Federal Home Loan Bank advances	12,500	47	1.50%	13,962	34	0.97%
Total interest-bearing liabilities	133,764	268	0.80%	105,361	161	0.61%
Noninterest-bearing deposits	9,141			8,343
Noninterest-bearing liabilities	494			332
Total liabilities	143,399			114,036
Equity	16,413			16,238
Total liabilities and capital	$159,812			$130,274
Net interest income		$1,203			$1,172
Net interest rate spread (1)			3.00%			3.64%
Net interest-earning assets (2)	$20,111			$19,231
Net interest margin (3)			3.11%			3.73%

Average interest-earning assets to interest-bearing liabilities	115.03%			118.25%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield / Rate	Average Outstanding Balance	Interest	Yield / Rate
Interest-earning assets:
Loans	$128,752	$4,165	4.32%	$100,276	$3,575	4.77%
Investment securities	6,776	146	2.88%	8,029	119	1.98%
Certificates of deposit	2,450	32	1.74%	3,017	31	1.37%
Interest-earning deposits	11,838	71	0.80%	5,842	26	0.60%
Total interest-earning assets	149,816	4,414	3.94%	117,164	3,751	4.28%
Noninterest-earning assets	6,091			5,646
Total assets	$155,907			$122,810

Interest-bearing liabilities:
Savings	$29,552	47	0.21%	$31,081	50	0.22%
Certificates of deposit	64,000	482	1.01%	41,115	292	0.95%
Money market	11,267	34	0.40%	11,063	32	0.39%
Interest-bearing checking	12,147	28	0.31%	5,785	3	0.07%
Total interest-bearing deposits	116,966	591	0.67%	89,044	377	0.57%
Federal Home Loan Bank advances	13,058	141	1.44%	10,033	96	1.28%
Total interest-bearing liabilities	130,024	732	0.75%	99,077	473	0.64%
Noninterest-bearing deposits	9,020			7,810
Noninterest-bearing liabilities	434			291
Total liabilities	139,478			107,178
Equity	16,429			15,632
Total liabilities and capital	$155,907			$122,810
Net interest income		$3,682			$3,278
Net interest rate spread (1)			3.19%			3.64%
Net interest-earning assets (2)	$19,792			$18,087
Net interest margin (3)			3.28%			3.74%

Average interest-earning assets to interest-bearing liabilities	115.22%			118.26%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30,
	2016 vs 2015
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$249	$(115)	$(27)	$107
Investment securities	(1)	13	-	12
Certificates of deposit	(2)	3	-	1
Interest-earning deposits	13	2	3	18
Total interest income (1)	314	(141)	(35)	138

Interest expense on:
Savings	(1)	(1)	-	(2)
Certificates of deposit	50	21	11	82
Money market	-	-	-	-
Interest-bearing checking	2	5	7	14
Total interest-bearing deposits	41	41	12	94
Federal Home Loan Bank advances	(4)	19	(2)	13
Total interest expense (1)	44	50	13	107

Change in net interest income	$270	$(191)	$(48)	$31

	For the Nine Months Ended September 30,
	2016 vs 2015
	Increase (Decrease) Due to
			Rate/	Total Increase
(in thousands)	Volume	Rate	Volume	(Decrease)
Interest income from:
Loans	$1,016	$(338)	$(88)	$590
Investment securities	(19)	54	(8)	27
Certificates of deposit	(6)	8	(1)	1
Interest-earning deposits	27	9	9	45
Total interest income (1)	1,045	(298)	(84)	663

Interest expense on:
Savings	(2)	(1)	-	(3)
Certificates of deposit	163	18	9	190
Money market	1	1	-	2
Interest-bearing checking	3	10	12	25
Total interest-bearing deposits	119	67	28	214
Federal Home Loan Bank advances	29	12	4	45
Total interest expense (1)	148	82	29	259

Change in net interest income	$897	$(380)	$(113)	$404

(1)

The volume, rate and rate/volume variances presented for each component will not add to the variances presented on totals of interest income and interest expense due to shifts from period to period in the relative mix of interest-earning assets and interest-bearing liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and September 30, 2015

General. Net income decreased by $39,000, or 48.1%, to $42,000 for the three months ended September 30, 2016 compared to $81,000 for the same period in 2015. The decrease in net income for the three month period was primarily attributable to the increase in employee and facilities costs as a result of our expansion into the Washington Metropolitan area.

Net Interest Income. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased by $31,000, or 2.6%, during the three months ended September 30, 2016 compared to the same period in 2015, primarily as a result of a $29.3 million, or 23.5%, increase in average earning assets, partially offset by an increase in interest expense due to higher deposit balances and higher interest rates on our deposits and borrowings. Our net interest rate spread decreased to 3.00% for the three months ended September 30, 2016 compared to 3.64% for the three months ended September 30, 2015, primarily as a result of new loan originations carrying lower rates than the average weighted rate of the existing loan portfolio and new deposits carrying higher rates than the average weighted rates of the existing deposit portfolio.

Interest Income. Interest income increased by $138,000 to $1.5 million for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015. The increase was primarily attributable to higher loan interest income resulting from the $21.2 million, or 19.5%, increase in average loan balances for the three months ended September 30, 2016 compared to the same period last year, partially offset by a 42 basis point decrease in the average yield on loans over the same period.

Interest Expense. Interest expense increased by $107,000, or 66.5%, to $268,000 for the three months ended September 30, 2016 compared to $161,000 for the three months ended September 30, 2015. This increase was due to the $29.9 million increase in the average balance of interest-bearing deposits, primarily certificates of deposit and interest-bearing checking accounts, and an increase in the average rate paid on interest-bearing liabilities, primarily certificates of deposits, interest-bearing checking accounts and FHLB advances, during the three months ended September 30, 2016 compared to the same period last year.

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

Based on management’s evaluation of the above factors, the provision for loan losses decreased to $2,000 for the three months ended September 30, 2016 compared to $35,000 for the three months ended September 30, 2015. The provision for loan losses for the quarter ending September 30, 2016 was due to growth in loan balances of $2.4 million. The provision for loan losses for September 30, 2015 was due to an increase in loan balances of $6.9 million.

The allowance for loan losses represented 0.73% of gross loans at September 30, 2016, 0.70% at December 31, 2015 and 0.75% of gross loans at September 30, 2015.

Management believes, to the best of their knowledge, that all known losses as of September 30, 2016 have been recorded and based on our analysis and the historical performance of the loan portfolio, we believe the allowance appropriately reflects the inherit risk of loss in our loan portfolio.

Non-interest Income. Non-interest income was $67,000 for the three months ended September 30, 2016 compared to $51,000 for the same period in 2015. The increase of $16,000 was primarily the result of a $10,000 increase in gains on loans held for sale and a $5,000 increase in customer service fees due to a higher volume of debit card transactions and overdraft fee collections.

Non-interest Expenses. Non-interest expenses increased by $163,000, or 15.5%, to $1.2 million for the three months ended September 30, 2016 compared to $1.1 million during the same period in 2015. The increase was due primarily to a $139,000, or 24.9%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our market area, in particular, the opening of our Bethesda, Maryland branch in September 2015, the hiring of experienced personnel for vacant positions and merit salary increases partially offset by a reduction of the management incentive accrual based on the analysis of goal attainment. In addition, we have experienced higher health care insurance costs and an increase in the 401(k) employer match contributions as a result of the increase in the number of employees participating in the plans. Premises and equipment increased by $27,000, or 24.2%, due to the opening of the Bethesda branch, the build-out of our headquarters building to convert the basement into office space, and licensing agreements for software relating to the selling of loans in the secondary market and commercial real estate research and listing service. Data processing expense increased by $8,000, or 7.2%, due to higher transaction volumes and additional technical support for our internal network. FDIC insurance premiums increased by $9,000, or 52.1%, due to the growth in total assets and an increase in our financial ratio factors included in the calculation of the premium primarily as a result of our level of past due loans and brokered deposits compared to last year. Other non-interest expenses increased by $20,000, or 24.6%, due to recruiting fees in connection with filling commercial lending positions as well as costs associated with our employee wellness initiative, advertising, our state assessment expense and customer check order expense. These items were partially offset by a decrease in directors’ fees of $17,000, or 30.9%, due primarily to the reduction in their annual retainer and the total number of directors and professional fees decreased by $24,000, or 26.6%, due to the three months ended September 30, 2015 including costs associated with identifying and pursuing potential acquisition opportunities and implementing the 20% stock dividend.

Income Tax Expense. Income tax expense amounted to $12,000 and $56,000, respectively, for the three months ended September 30, 2016 and 2015, resulting in effective tax rates of 21.9% and 40.9%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance, loans and securities relative to pre-tax income. During the three months ended September 30, 2016 our tax exempt income increased significantly compared to the same period in 2015.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and September 30, 2015

General. Net income decreased by $46,000, or 21.8%, to $165,000 for the nine months ended September 30, 2016 compared to $211,000 for the same period in 2015. The decrease in net income for the nine month period is attributable to the infrastructure costs to expand our footprint into the Washington Metropolitan area and hire experienced personnel for vacant positions mostly offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased by $404,000, or 12.3%, during the nine months ended September 30, 2016 compared to the same period in 2015, primarily as a result of an increase in average earning assets of $32.7 million, or 27.9%, partially offset by an increase in interest expense due to higher deposit and borrowings balances and interest rates. Our net interest rate spread decreased to 3.19% for the nine months ended September 30, 2016 compared to 3.64% for the nine months ended September 30, 2015 as a result of the lower yields on new loan originations and the higher cost of funds on new deposits during the 2016 period.

Interest Income. Interest income increased by $663,000, or 17.7%, to $4.4 million for the nine months ended September 30, 2016 compared to $3.8 million for the nine months ended September 30, 2015. Most of the increase was attributable to the $590,000 increase in loan interest income resulting from the $28.5 million, or 28.4%, increase in average loan balances during the nine months ended September 30, 2016 compared to the same period last year. This was partially offset by a 45 basis point decrease in the average yield on our loans as a result of the lower yield on new loan originations as noted above. In addition, interest income on interest-earning deposits increased by $45,000 due to maintaining larger cash balances at the Federal Reserve along with larger stock dividends from the FHLB compared to the nine months ended September 30, 2015, and income on investment securities increased by $27,000 due to the purchase of higher yielding subordinated debt issuances since September 30, 2015.

Interest Expense. Interest expense increased by $259,000, or 54.8%, to $732,000 for the nine months ended September 30, 2016 compared to $473,000 for the nine months ended September 30, 2015. This increase was attributable to growth of $22.9 million, $6.4 million and $3.0 million, respectively, in the average balance of certificates of deposit, interest-bearing checking accounts and FHLB advances compared to the same period in 2015 along with a higher cost of funds for each of those items.

Provision for Loan Losses. The provision for loan losses decreased to $39,000 for the nine months ended September 30, 2016 compared to $93,000 for the nine months ended September 30, 2015. The decrease in the provision for loan losses was due to a slight increase in loan balances during the nine months ended September 30, 2016 compared to an increase of $21.1 million in loan balances during the nine months ended September 30, 2015. This decrease was partially offset by specific reserves being recognized for two loans in 2016 for $49,000.

Non-interest Income. Non-interest income was $189,000 for the nine months ended September 30, 2016 compared to $143,000 for the same period in 2015. The $46,000 increase in non-interest income was attributable to various items. We recognized $59,000 in gains on sale of loans held for sale during the nine months ended September 30, 2016, compared to $5,000 during the nine months ended September 30, 2015. In addition, customer service fees increased by $15,000 due a higher volume of debit card transactions and overdraft fee collections, and loan fee income increased by $7,000 due mostly to the collection of a prepayment penalty fee in 2016. These increases were partially offset by a $31,000 loss on sale taken on a foreclosed property during the nine months ended September 30, 2016.

Non-interest Expenses. Non-interest expenses increased by $613,000, or 20.5%, to $3.6 million for the nine months ended September 30, 2016 compared to $3.0 million during the same period in 2015. The increase was primarily due to a $374,000, or 22.9%, increase in salaries and employee benefits due to higher staffing levels relating to the expansion of our footprint along with merit salary increases and an increase in the 401K employer match. Premises and equipment increased by $112,000, or 38.3%, due to the opening of the Bethesda branch, the build-out of our headquarters building to convert the basement into office space, and licensing agreements for software relating to the selling of loans in the secondary market and commercial real estate research and listing service. Data processing expense increased by $45,000, or 13.7%, due to higher transaction volumes and additional technical support for our internal network. FDIC insurance premiums increased by $29,000, or 57.3%, due to the growth in total assets and an increase in our financial ratio factors included in the calculation of the premium primarily as a result of our level of past due loans and brokered deposits compared to last year. Other non-interest expenses increased by $63,000, or 29.0%, due to recruiting fees in connection with filling commercial lending positions as well as costs associated with our employee wellness initiative, advertising, our state assessment expense and customer check order expense. These items were partially offset by a decrease in directors’ fees of $28,000, or 17.1%, due to the reduction in their annual retainer and the total number of directors

Income Tax Expense. Income tax expense amounted to $62,000 and $124,000, respectively, for the nine months ended September 30, 2016 and 2015, resulting in effective tax rates of 27.4% and 37.0%, respectively. Our effective tax rate is influenced by the relation of tax exempt income from bank owned life insurance, loans and securities relative to pre-tax income. During the nine months ended September 30, 2016 our tax exempt income increased significantly compared to the same period in 2015.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015.

Assets. Total assets increased by $13.8 million, or 9.1%, to $165.2 million at September 30, 2016 compared to $151.3 million at December 31, 2015.

Interest-bearing deposits with depository institutions. Interest-bearing deposits with depository institutions increased by $11.7 million, or 177.0%, to $18.3 million at September 30, 2016 from $6.6 million at December 31, 2015. The increase is primarily due to higher balances being maintained at the Federal Reserve Bank due to our core deposit growth exceeding our loan balance growth during the first nine months of 2016.

Loans. Net loans increased slightly to $130.5 million at September 30, 2016 compared to $128.4 million at December 31, 2015. New loan originations of $21.9 million, primarily commercial loans, during the nine month period ending September 30, 2016 were offset by loan payoffs of $11.5 million, mostly residential mortgages, and principal repayments of $8.1 million.

Nonperforming Loans and Assets. Our nonperforming loans and assets were $109,000 and $256,000, respectively, at September 30, 2016 compared to $0 and $199,000, respectively, at December 31, 2015. During the nine months ending September 30, 2016, two loans with balances totaling $109,000 were placed in nonaccrual status and specific reserves of $49,000 were recorded for those loans. The ratio of nonperforming loans to total loans was 0.08% at September 30, 2016 compared to 0.00% at December 31, 2015. In addition, our ratio of nonperforming assets to total assets was 0.15% at September 30, 2016 compared to 0.13% at December 31, 2015.

Deposits. Deposits increased by $13.8 million, or 11.3%, to $135.9 million at September 30, 2016 from $122.1 million at December 31, 2015, with core deposits increasing by $22.0 million, or 23.3%, and brokered certificates of deposit decreasing by $8.2 million during the nine months ended September 30, 2016. The increase in core deposits occurred primarily in non-interest and interest-bearing checking, which increased by $9.5 million, and certificates of deposit, which increased by $7.0 million.

Stockholders’ Equity. Stockholders’ equity remained flat at September 30, 2016 and December 31, 2015. Net income for the nine month period along with an increase in accumulated other comprehensive income was offset by our stock repurchases.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and payoffs, advances from the FHLB, short-term lines of credit with correspondent banks and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2016.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, investing and financing activities during any given period as reported in our statement of cash flows included in our financial statements. At September 30, 2016, cash and cash equivalents totaled $19.6 million.

At September 30, 2016, we had $5.7 million in loan origination commitments outstanding and $10.2 million in unused available lines of credit. Certificates of deposit due within one year of September 30, 2016 totaled $33.5 million, or 24.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including FHLB advances, loan and securities sales and draws on our short-term lines of credit with correspondent banks. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay. Of the $33.5 million in certificates of deposit due within one year of September 30, 2016, $19.6 million are brokered and listing service certificates of deposit. For the other certificates of deposit maturing in one year or less, we believe we will retain upon maturity a large portion of those deposits based on our historical experience and current market interest rates.

Our primary investing activity is loan originations. During the nine months ended September 30, 2016, we originated loan commitments of $24.5 million of which balances outstanding were $19.8 million at September 30, 2016.

Financing activities consist primarily of activity in deposit balances and FHLB advances. We experienced a net increase in deposits of $13.8 million, or 11.3%, and FHLB advances remained flat, during the nine months ended September 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances totaled $12.5 million at September 30, 2016 and we had the ability to borrow up to an additional $27.1 million from the FHLB and $11.5 million from correspondent banks under short-term line of credit agreements. In addition, our Board of Directors has approved the use of brokered deposits, in amounts consisting of up to 15% of our total deposits, as a funding source for the Bank. At September 30, 2016, we had $19.6 million in brokered and listing service certificates of deposit.

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

Carroll Community Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, Carroll Community Bank exceeded all regulatory capital requirements. Carroll Community Bank is considered “well capitalized” under regulatory guidelines. See Note 7 of the accompanying consolidated financial statements for additional information.

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

Outstanding loan commitments and available lines of credit at September 30, 2016 and December 31, 2015 are as follows:

	At September 30,	At December 31,
(in thousands)	2016	2015
Commitments to extend credit:
Consumer loans	$381	$642
Commercial loans	5,371	4,251
	5,752	4,893
Commitments under available lines of credit:
Consumer loans	5,015	3,737
Commercial loans	5,185	1,766
	10,200	5,503
Total Commitments	$15,952	$10,396

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

The credit risks involved in these financial instruments are essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2016 or December 31, 2015 as a liability for credit loss related to these commitments.

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

Critical Accounting Policies

During the nine months ended September 30, 2016, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

●	statements regarding the expected impact of new or pending accounting standards on the Company’s financial statements;

●	statements with respect to the impact of off-balance sheet arrangements;

●	statements regarding sources of liquidity and having adequate liquidity for our short- and long-term needs;

●	statements with respect to our allowance for loan losses, including expected increases in the allowance going forward, the adequacy thereof and that all known loan losses have been recorded; and

●	statement regarding the expected impact of any pending legal proceedings.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide material information about the Company to the chief executive officer, the chief financial officer, and others within the Company so that information may be recorded, processed, summarized, and reported as required under the SEC’s rules and forms. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, have each concluded that such disclosure controls and procedures are effective as of September 30, 2016.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.    Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the Company’s share repurchase during the quarter ended September 30, 2016:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
July 2016	-	$-	-	23,842
August 2016	6,500	15.96	6,500	17,342
September 2016	2,700	16.55	2,700	14,642
Total	9,200	$16.13	9,200

(1) As the Company announced on April 22, 2015, the Company's Board of Directors, on April 20, 2015, approved the Company’s repurchase of up to 38,634 shares of its outstanding shares of common stock. Shares of common stock may be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

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

CARROLL BANCORP, INC.

Date: November 10, 2016	By:	/s/ Russell J. Grimes
Russell J. Grimes
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Michael J. Gallina
Michael J. Gallina
Chief Financial Officer
(Principal Financial and Accounting Officer)